Form 10QSB/A
period 1996-03-31
PORTLAND BREWING CO /OR/
filed 1996-07-31
CIK 943658

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                                 FORM 10-QSB/A No. 1

(Mark One)

/X / Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996

/ /   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                to
                             ----------------  ------------------

Commission file number       0-25836
                      -------------------------------------------------
                 PORTLAND BREWING COMPANY
- --------------------------------------------------------------------------------
          (Exact Name of Small Business Issuer as Specified in Its Charter)

         Oregon                                  93-0865997
- ----------------------------------       ----------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer
   Incorporation or Organization)           Identification No.)

                    2730 N.W. 31st Avenue, Portland, Oregon 97210
- --------------------------------------------------------------------------------
                       (Address of Principal Executive Offices)

                                    (503)226-7623
- --------------------------------------------------------------------------------
                   (Issuer's Telephone Number, Including Area Code)

                                    Not Applicable
- --------------------------------------------------------------------------------
           (Former Name, Former Address and Former Fiscal Year, if Changed
                                  Since Last Report)

    Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
   -------    -------

                         APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   2,069,397  shares of common
stock as of April 30, 1996.

    Transitional Small Business Disclosure Format (check one):

Yes   X     No
   -------    -------

                                        PART I

                                FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               PORTLAND BREWING COMPANY
                                    Balance Sheet

                                        ASSETS

                                            March 31            December 31,
                                              1996                  1995
                                           -----------          ------------
                                           (Unaudited)

Current assets
  Cash                                      $   15,162          $  156,466
  Accounts receivable                        1,045,264             710,145
  Inventories                                  689,840             707,145
  Prepaid assets                               236,452             200,421
  Deferred tax assets                          185,563             184,563
  Other current assets                          42,447              51,298
                                           -----------         -----------
   Total current assets                      2,213,728           2,010,038


Plant and equipment, net                     7,156,131           6,751,334

Other assets, net                              185,193             144,699
                                           -----------         -----------

     Total assets                           $9,555,052          $8,906,071
                                           -----------         -----------
                                           -----------         -----------

                               PORTLAND BREWING COMPANY
                                    Balance Sheet

                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                            March 31            December 31,
                                              1996                  1995
                                           -----------         --------------
                                           (Unaudited)

Current liabilities:
  Accounts payable                          $  672,432          $  582,750
  Customer deposits held                       186,911             165,926
  Accrued payroll                              146,011             105,709
  Income taxes payable                          15,800                   0
  Other accrued liabilities                    190,787              78,362
  Notes payable                                141,579              61,733
                                            ----------         -----------
    Total current liabilities                1,353,520             994,480

  Deferred tax liabilities                     189,452             189,452
  Long-term debt, net of current portion       801,458             537,712


STOCKHOLDERS' EQUITY:
  Common stock, no par value, 5,000,000 shares
   authorized, 2,069,397 shares issued
   and outstanding at March 31, 1996 and
   December 31, 1995                        6,695,729           6,696,196
  Stock notes receivable                      (14,723)            (18,260)
  Retained earnings                            529,616             506,491
                                            ----------         -----------
    Total stockholders' equity               7,210,622           7,184,427
                                            ----------         -----------

    Total liabilities stockholders' equity  $9,555,052          $8,906,071
                                            ----------         -----------
                                            ----------         -----------

                               PORTLAND BREWING COMPANY
                                 Statements of Income
                                     (Unaudited)


                                                   Three months ended
                                                      March 31,
                                       ---------------------------------------
                                              1996                  1995
                                         -------------          ----------

SALES                                       $3,154,436          $1,962,712

EXCISE TAX                                     223,390              98,471
                                         -------------          ----------
  Net Sales                                  2,931,046           1,864,241

COST OF SALES                                1,953,665           1,193,900
                                         -------------          ----------
GROSS PROFIT                                   977,381             670,341

SELLING, GENERAL AND ADMINISTRATIVE            920,540             763,235
EXPENSES

                                         -------------          ----------
OPERATING INCOME (LOSS)                         56,841            (92,894)

OTHER INCOME AND (EXPENSES),                  (17,916)            (14,742)
                                         -------------          ----------
  Net income before provision for (benefit
   from) income taxes                           38,925           (107,636)

PROVISION FOR (BENEFIT FROM) INCOME
   TAXES                                        15,800            (40,902)
                                         -------------          ----------
  Net income (loss)                            $23,125           $(66,734)
                                         -------------          ----------
                                         -------------          ----------
NET INCOME (LOSS) PER SHARE                      $0.01             ($0.04)
                                         -------------          ----------
                                         -------------          ----------

Weighted average shares outstanding          2,147,236           1,731,060
                                         -------------          ----------
                                         -------------          ----------

                               PORTLAND BREWING COMPANY
                               Statements of Cash Flows
                                     (Unaudited)


                                                   Three months ended
                                                        March 31,
                                       ---------------------------------------
                                              1996                  1995
                                         -------------          ----------

Cash flows from operating activities          $160,565            $204,852
                                         -------------          ----------

Net cash used in investing activities        (648,531)         (1,528,918)
                                         -------------          ----------

Net cash provided by financing activities      346,662             871,700
                                         -------------          ----------

Increase (decrease) in cash                  (141,304)           (452,366)
                                         -------------          ----------

Cash, beginning of period                      156,466             566,464
                                         -------------          ----------

Cash, end of period                            $15,162            $114,098
                                         -------------          ----------
                                         -------------          ----------

                               PORTLAND BREWING COMPANY
                            Notes to Financial Statements
                                     (Unaudited)


1. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

2. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-KSB for the fiscal year December 31, 1995. This quarterly report should be read in conjunction with such annual report.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 AND 1995 COMPARISON AND THE BALANCE SHEET OF DECEMBER 31, 1995

Shipments for the three months ended March 31, 1996 were 17,200 barrels, up 59% over the same period in 1995. Correspondingly, gross sales were up 61% and net sales up 57%. The excise tax expense increased 127% over the previous year due to the federal requirement of accruing excise taxes at the blended federal excise tax rate for annual shipments above 60,000 barrels. Gross profits were up 46%, reflecting the costs of continued expansion.

Selling, general and administrative expenses were 21% higher in 1996 than 1995.

Depreciation and amortization expenses for the quarter ended March 31, 1996 totaled $212,886, compared to last year's $153,366. Operating income before depreciation and amortization totaled $269,727 for the quarter, a 346% increase over the same quarter in the previous year.

As a result, operations for the quarter ended March 31, 1996 resulted in net income of $23,125 as compared to a net loss of $66,734 for the same period in 1995. Sales of beer are generally seasonal and at their lowest level in the first and fourth quarters of each year and at their highest in the second and third quarters.

During the three months ended March 31, 1996 the Company invested over $580,000 in additional brewing equipment and tanks as well as improvements to the warehouse and shipping dock. This expenditure was funded by bank borrowing of $343,000, the utilization of $141,000 of cash available from existing balances and the remainder through cash flow from operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital principally to expand its production capacity, increase the productivity of its manufacturing operations and fund its working capital needs. To date, the Company has met its capital requirements through cash flow from operations, bank borrowings, advances from certain stockholders and the private and public sale of its Common Stock.

The Company has budgeted a total of $2.7 million for capital expenditures in 1996 principally to improve product and process quality, implement production efficiencies and increase capacity. Such expenditures will be funded through bank debt, additional equity offerings or a combination thereof.

The Company's working capital requirements over the next year are expected to be met from existing cash and marketable balances, cash flow from operations, funds available under the Company's line of credit facilities and, if more desirable, additional equity offerings.

MANUFACTURING SERVICES AGREEMENT WITH STROH BREWERY COMPANY

In January, 1996, the Company entered into a Manufacturing Services Agreement (the "Agreement") with the Stroh Brewery Company ("Stroh"), establishing contract brewing arrangement between the parties. This arrangement is intended to enable the Company to market its products in the midwestern and eastern regions of the country. Such an arrangement is useful to the Company because it
(i) enables the Company to produce sufficient quantities of its product to facilitate expansion of its sales to a national or near-national level without requiring additional capital investment in plant facilities and equipment, and
(ii) it enables the Company's products to be distributed from a source (in St. Paul, Minnesota) nearer its new markets than its own brewery in Portland, Oregon, thereby lowering costs and ensuring product quality.

The material terms of the Agreement may be summarized as follows. The Company will be allocated certain times each month during which it may use the Stroh facility in St. Paul to manufacture its products. The Company is not required to use the manufacturing services set forth in the contract, and Stroh is not required to produce more than 20,500 barrels during any Order Cycle (as defined in the Agreement, approximately one month). Stroh will purchase raw materials and brew the products subject to the Company's right to monitor production and reject nonconforming products. The Agreement provides that the Company shall pay Stroh for its brewing services, which payments shall include (i) charges for brewing the product, (ii) storage and handling fees, (iii) shipment cost deposits and (iv) incidental packaging costs and other miscellaneous charges. The Company has filed a request with the Securities and Exchange Commission for confidential treatment of certain cost component amounts set forth in the Agreement. The Company is responsible for compliance with Federal and state regulations, submission of all Federal brewer's reports, excise returns and payment of all applicable taxes. The contract also contains certain indemnity and liability insurance related provisions. The Agreement will terminate on March 31, 1997, with a renewal option exercisable by the Company for successive one-year terms, and is terminable by either party (on five days notice) upon the occurrence of certain specified defaults.

A copy of the Agreement is attached hereto as Exhibit 10.16.

PART II

                                  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS.

INCORPORATION BY REFERENCE.

The following Exhibits are incorporated herein by this reference. The order of incorporation and the numbering used is intended to match the order and numbering of the Exhibit Table of Regulation S-B Item 601.


                                                                Pagination
                                                                Sequential
  Exhibit                                                        Numbering
  Number               Description of Document                    System
- -------------          -----------------------                  ----------
Exhibit 3.1        Articles of Incorporation (1)                --

Exhibit 3.2        Bylaws (1)                                   --

Exhibit 3.2A       Amendment to the Bylaws (2)                  --

Exhibit 4.1        Specimen Common Stock Certificate (1)        --

Exhibit 10.1       Indenture of Lease between the Company
                   Portland Brewing Building Partners dated
                   November 4, 1992, as amended (1)             --

Exhibit 10.2       Sublease between the Company, Power
                   Transmission Products, Inc., and
                   Pacific Realty Associates, L.P.,
                   dated January 26, 1995 (1)                   --

Exhibit 10.3       Lease Agreement between the Company and
                   Johnnie Johnson dated April 27, 1994 (1)     --

Exhibit 10.4       Warrant issued to Electra Partners, Inc.
                   dated March 25, 1996 (2)                     --

Exhibit 10.5       Warrant issued to MacTarnahan Limited
                   Partnership dated March 25, 1996 (2)         --

Exhibit 10.6       License Agreement between the Company, R.M.
                   MacTarnahan, and Harmer Company dated
                   July 1, 1994 (1)                             --

Exhibit 10.7       The Company 1992 Incentive Stock Option
                   Plan and Specimen Form Plan Documents (1)    --

Exhibit 10.8       The Company's 1994 Nonqualified Stock
                   Option Plan and Specimen Form
                   Plan Documents (1)                           --

Exhibit 10.9       Resolutions of the Board of Directors
                   reserving 30,000 shares (now 45,000
                   shares as adjusted for the three-for-two
                   stock split effected on November 18, 1994)
                   under the Company's 1994 Nonqualified
                   Stock Option Plan (1)                        --

Exhibit 10.10      Business Loan Agreement between the
                   Company and Bank of America-Oregon,
                   dated December 15, 1995 (2)                  --

Exhibit 10.11      Distribution Agreement between the
                   Company and Portland Distributing Co.
                   dated August 14, 1984, as amended by
                   assignment to Columbia Distributing,
                   d.b.a. Maletis Beverage, dated
                   April 1, 1990, and assigned to Columbia
                   Distributing Company on July 12, 1993,
                   with letter evidencing Columbia Distributing
                   Company's Distribution rights dated
                   April 5, 1995 (1)                            --

Exhibit 10.12      Restated Cash Incentive Plan, as amended (1) --

Exhibit 10.13      The Company's Stock Offering Purchase
                   Plan for Employees and Specimen Form
                   Plan Documents (1)                           --

Exhibit 10.14      Option to Purchase and Agreement and
                   Option to Lease between the Company and
                   L & L Land Co., dated December 1995 (2)      --

Exhibit 10.15      Indenture of Lease between the Company and
                   Western Stations Co. dated May 1, 1995 (3)   --

Exhibit 10.16      Manufacturing Services Agreement between
                   the Company and the Stroh Brewery Company
                   dated January 31, 1996.  A request for
                   confidential treatment for a portion of
                   Exhibit 10.16 has been submitted to the
                   Securities and Exchange Commission.          --

Exhibit 27         Financial Data Schedule                      --

(1) Incorporated by reference to the Company's Form SB-1 (Commission File No. 33-90914-LA as filed with the Securities Exchange Commission on April 4, 1995.

(2) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1995 as filed with the Securities Exchange Commission on March 28, 1996.

(3) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1995 as filed with the Securities Exchange Commission on May 2, 1996.



(B)   REPORTS ON FORM 8-K.
      None.

                                      SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    /s/ Portland Brewing Company
                                  ----------------------------------
                                            (Registrant)



Date   5/2/96                            /s/ CHARLES A. ADAMS
                                       -------------------------------
                                                (Signature)
                                            Charles A. Adams, President and
                                                  Chief
                                            Executive Officer



Date  5/2/96                             /s/GLENMORE JAMES
                                       -------------------------------
                                                (Signature)
                                            Glenmore James, Chief Financial
                                                  Officer
                                            (Principal Financial and Accounting
                                                  Officer)