Form 10QSB
period 1996-06-30
PORTLAND BREWING CO /OR/
filed 1996-08-14
CIK 943658

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996
                               -------------

/ /  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from            to
                               ----------    ----------

Commission file number            0 - 25836
                      --------------------------------------------------

                            PORTLAND BREWING COMPANY
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Oregon                                            93-0865997
          ------                                            ----------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

                   2730 NW 31st Avenue, Portland, Oregon  97210
                   --------------------------------------------
                    (Address of Principal Executive Offices)

                                  503/226-7623
                  --------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
                   --------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes   __X__         No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:    2,069,397    shares of
                                                  ---------------
common stock as of  August 4, 1996.
                    --------------

     Transitional Small Business Disclosure Format (check one):

Yes   __X__   No  ____

PART I

FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                          PORTLAND BREWING COMPANY
                              Balance Sheet

                                 ASSETS

                                                      June 30,    December 31,
                                                        1996         1995
                                                   -------------   ------------
                                                    (Unaudited)
  CURRENT ASSETS
    Cash                                          $       92,432   $    156,466
    Accounts receivable                                  951,427        710,145
    Inventories                                          808,283        707,145
    Prepaid and other current assets                     560,672        436,282
                                                   -------------   ------------
      Total current assets                             2,412,814      2,010,038

  PLANT AND EQUIPMENT, Net                             8,336,854      6,751,334

  OTHER ASSETS, Net                                      243,656        144,699
                                                   -------------   ------------
      Total assets                                   $10,993,324     $8,906,071
                                                   -------------   ------------
                                                   -------------   ------------

                            PORTLAND BREWING COMPANY
                                Balance Sheet

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        June 30,   December 31,
                                                          1996        1995
                                                      -----------  ------------
                                                      (Unaudited)

  CURRENT LIABILITIES:
    Accounts payable                                    $868,278       $582,750
    Other accrued liabilities                            511,327        349,997
    Notes Payable                                        320,458         61,733
                                                   -------------   ------------
      Total current liabilities                        1,700,063        994,480

DEFERRED INCOME TAXES                                    189,252        189,452
LONG- TERM DEBT, net of current                        1,853,321        537,712
STOCKHOLDERS' EQUITY:
  Common stock, no par value, 5,000,000 shares
     authorized, 2,069,397 shares issued
     and outstanding at June 30, 1996 and
     December 31, 1995                                 6,695,729      6,696,196
  Stock notes receivable                                 (10,222)       (18,260)
  Retained earnings                                      565,181        506,491
                                                   -------------   ------------
      Total stockholders' equity                       7,250,688      7,184,427
                                                   -------------   ------------
      Total liabilities stockholders' equity         $10,993,324     $8,906,071
                                                   -------------   ------------
                                                   -------------   ------------

                                   PORTLAND BREWING COMPANY
                                    Statements of Income
                                        (Unaudited)

                                               Six months ended    Three months ended
                                                    June 30,            June 30,
                                           ---------------------   ----------------------
                                             1996         1995        1996        1995
                                           ----------  ----------  ----------  ----------
SALES                                      $6,481,247  $4,782,745  $3,326,811  $2,820,033

EXCISE TAX                                    401,624     239,114     178,234     140,643
                                           ----------  ----------  ----------  ----------
    Net Sales                               6,079,623   4,543,631   3,148,577   2,679,390

COST OF SALES                               3,938,900   2,842,151   1,985,235   1,648,251
                                           ----------  ----------  ----------  ----------
GROSS PROFIT                                2,140,723   1,701,480   1,163,342   1,031,139

GENERAL AND ADMINISTRATIVE EXPENSES           897,214     615,985     470,606     339,019
SELLING EXPENSES                            1,125,707   1,094,752     631,775     608,483
                                           ----------  ----------  ----------  ----------
OPERATING INCOME (LOSS)                       117,802      (9,257)     60,961      83,637

OTHER INCOME (EXPENSES), net                  (21,312)    (81,425)     (3,396)    (66,683)
                                           ----------  ----------  ----------  ----------
    Net income (loss) before provision
      for (benefit from) income taxes          96,490     (90,682)     57,565      16,954

PROVISION FOR (BENEFIT FROM) INCOME TAXES      37,800     (34,459)     22,000       6,443
                                           ----------  ----------  ----------  ----------
    Net income (loss)                         $58,690    ($56,223)    $35,565     $10,511
                                           ----------  ----------  ----------  ----------
                                           ----------  ----------  ----------  ----------
NET INCOME (LOSS) PER SHARE                     $0.03      ($0.03)      $0.02       $0.01
                                           ----------  ----------  ----------  ----------
                                           ----------  ----------  ----------  ----------
Weighted average shares outstanding         2,145,549   1,737,699   2,145,631  1,735,216
                                           ----------  ----------  ----------  ----------
                                           ----------  ----------  ----------  ----------


                                    PORTLAND BREWING COMPANY
                                    Statements of Cash Flows
                                        (Unaudited)

                                                  Six months ended
                                                      June 30,
                                             --------------------------
                                                1996           1995
                                             -----------    -----------
Cash flows from operating activities           $445,584      $(108,659)
                                             -----------    -----------
Net cash used in investing activities        (2,091,523)    (2,583,011)
                                             -----------    -----------
Net cash provided by financing activities     1,581,905      2,163,012
                                             -----------    -----------
Increase (decrease) in cash                     (64,034)      (528,658)
                                             -----------    -----------
Cash, beginning of period                       156,466        566,464
                                             -----------    -----------
Cash, end of period                             $92,432        $37,806
                                             -----------    -----------
                                             -----------    -----------

                        PORTLAND BREWING COMPANY
                      Notes to Financial Statements
                              (Unaudited)

1. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

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



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1996 AND 1995 COMPARISON AND THE BALANCE SHEET OF DECEMBER 31, 1995. Shipments for the six months ended June 30, 1996 were 34,626 barrels up 33% over the same period in 1995. Correspondingly, gross sales were up 36% and net sales up 34%. Cost of goods sold were up 39% due to plant expansion costs, price increases in ingredients, product mix and freight expenses. Gross profits were up 26%.

G&A expenses were 46% higher for the period in 1996 compared to 1995, due to continued infrastructure improvements and organization development. There were also substantial compliance, annual meeting and reporting expenses in the period as a result of the Company becoming subject to Securities and Exchange Commission reporting requirements. Selling and marketing expenses were 3% higher for the six months ending June 30, 1996 compared to the same period in 1995.

Depreciation and amortization expenses for the six months ended June 30, 1996 totaled $426,338, compared to $351,416 in the same period previous year. Operating income before depreciation and amortization totaled $544,140, a 59% increase over the previous year. Operations for the six months ended June 30, 1996 resulted in a net income of $58,690 compared to a net loss of $56,223 for the same period in 1995.

During the six months ended June 30, 1996 the Company invested over $2,000,000 in additional brewing equipment and tanks, as well as restaurant expansion. These expenditures, together with working capital requirements, were funded by bank borrowings of $1,600,000 during the period. In addition, due to payments due on capital expenditure projects paid in July, the accounts payable balance was $868,000 at June 30, 1996 compared to $583,000 at December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES
The Company requires capital principally to expand its production capacity, increase the productivity of its manufacturing operations and fund its working capital needs. To date, the Company has met its capital requirements through cash flow from operations, bank borrowings, advances from certain stockholders and the private and public sale of its Common Stock.

The Company has budgeted a total of $3.5 million for capital expenditures through 1996 and into 1997, principally to improve product and process quality, implement production efficiencies, provide cost savings and increase capacity. Such expenditures, as well as working capital requirements, will be funded through cash flow from operations, funds available under the Company's line of credit facilities, additional equity offerings or a combination thereof.

The Company has arranged with Bank of America Oregon term debt of $1,400,000, a $1,000,000 operating line and a $2,000,000 equipment line to support its capital expenditure and working capital needs. As of August 5, 1996 the balance outstanding in term debt was $1,393,000; on the operating line, $450,000; and, $721,000 on the equipment line.

PART II
OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
(a) The annual meeting of the shareholders of the Company was held April 30, 1996 at which the following actions were taken:

(b) The shareholders elected the six nominees for director to the Board of Directors of the Company. The six directors elected and the voting results are as follows:

     Name                                 Votes In Favor    Votes Withheld
     -----------------                    --------------   ---------------
     Charles A. Adams                       1,145,638           20,528
     Edwin Hunt                             1,145,938           20,228
     Robert M. MacTarnahan                  1,146,088           20,078
     R. Scott MacTarnahan                   1,145,438           20,728
     Simon C. Ostler                        1,142,988           23,178
     Howard M. Wall, Jr.                    1,123,588           42,578

(c) The shareholders approved the appointment of Arthur Andersen LLP as the independent accountants of the Company for the year ending December 31, 1996 (1,149,615 shares were voted in favor, 4,850 shares were voted against and 11,701 shares abstained).

     The shareholders approved an amendment to the Articles of Incorporation of the Company to create 100,000 shares of Preferred Stock (1,036,892 shares were voted in favor, 90,074 shares were voted against and 39,200 shares abstained).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

INCORPORATION BY REFERENCE.

The following Exhibits are incorporated herein by this reference. The order of incorporation and the numbering used is intended to match the order and numbering of the Exhibit Table of Regulation S-B Item 601.

                                                                  Pagination by
                                                                   Sequential
   Exhibit                                                           Numbering
   Number       Description of Document                               System
- -----------    ---------------------------                         -------------
Exhibit 3.1    Articles of Incorporation
Exhibit 3.2    Bylaws (1)                                                     --
Exhibit 3.2A   Amendment to the Bylaws (2)                                    --
Exhibit 4.1    Specimen Common Stock Certificate (1)                          --

Exhibit 10.1   Indenture of Lease between the Company and
               Portland Brewing Building Partners dated
               November 4, 1992, as amended (1)                               --
Exhibit 10.2   Sublease between the Company, Power Transmission
               Products, Inc., and Pacific Realty Associates, L.P.,
               dated January 26, 1995 (1)                                     --
Exhibit 10.3   Lease Agreement between the Company and
               Leonard G. Johnson dated April 12, 1996
Exhibit 10.4   Warrant issued to Electra Partners, Inc.
               dated March 25, 1996 (2)                                       --
Exhibit 10.5   Warrant issued to MacTarnahan Limited Partnership
               dated March 25, 1996 (2)                                       --
Exhibit 10.6   License Agreement between the Company, R.M.
               MacTarnahan, and Harmer Company dated July 1, 1994 (1)         --
Exhibit 10.7   The Company 1992 Incentive Stock Option Plan and
               Specimen Form Plan Documents (1)                               --
Exhibit 10.8   The Company's 1994 Nonqualified Stock Option Plan
               and Specimen Form Plan Documents (1)                           --
Exhibit 10.9   Resolutions of the Board of Directors reserving
               30,000 shares (now 45,000 shares as adjusted for the three-for-two stock split effected on November 18, 1994)
               under the Company's 1994 Nonqualified Stock Option Plan (1)    --
Exhibit 10.10  Business Loan Agreement between the Company and
               Bank of America-Oregon, dated December 15, 1995 (2)            --
Exhibit 10.11  Distribution Agreement between the Company and
               Columbia Distributing dated April 8, 1996
Exhibit 10.12  Restated Cash Incentive Plan, as amended (1)                   --
Exhibit 10.13  The Company's Stock Offering Purchase Plan for
               Employees and Specimen Form Plan Documents (1)                 --
Exhibit 10.14  Option to Purchase and Agreement and Option to Lease between
               the Company and L & L Land Co., dated December 1995 (2)        --
Exhibit 10.15  Indenture of Lease between the Company and
               Western Stations Co. dated May 1, 1995 (3)                     --
Exhibit 10.16  Manufacturing Services Agreement between the Company
               and The Stroh Brewery Company dated January 31, 1996 (4)       --
Exhibit 10.17 Purchase Agreement between the Company and Robert Edwards doing business as Bogart's dated January 25, 1996
Exhibit 11.1   Calculations of Net Income per Share

1. Incorporated by reference to the Company's Form SB-1 (Commission File No. 33-90914-LA) as filed with the Securities and Exchange Commission on April 4, 1995.

2. Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1995 as filed with the Securities and Exchange Commission on March 28, 1996.

3. Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1995 as filed with the Securities and Exchange Commission on May 2, 1996.

4. Incorporated by reference to the Company's Form 10-QSB/A No. 1 for the quarter ended March 31, 1996 as filed with the Securities and Exchange Commission on July 31, 1996.


 (B) REPORTS ON FORM 8-K.
     None.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 /s/  PORTLAND BREWING COMPANY
                                 -------------------------------
                                     (Registrant)


Date    8/8/96                   /s/  CHARLES A. ADAMS
      ------------------         -------------------------------
                                     (Signature)
                                 Charles A. Adams, President and Chief
                                  Executive Officer


Date    8/8/96                    /s/  GLENMORE JAMES
      ------------------         -------------------------------
                                     (Signature)
                                 Glenmore James, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)