Form 10QSB
period 1996-09-30
PORTLAND BREWING CO /OR/
filed 1996-11-13
CIK 943658

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-QSB

(Mark One)

/ X / Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996
                               ------------------

/   /  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from             to
                               ------------   -------------------------

Commission file number     0 - 25836
                       -------------

                          PORTLAND BREWING COMPANY
    ------------------------------------------------------------------
     (Exact Name of Small Business Issuer as Specified in Its Charter)

                 OREGON                                        93-0865997
    ---------------------------------                     --------------------
     (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                        Identification No.)


                   2730 NW 31ST AVENUE, PORTLAND, OREGON  97210
                  ----------------------------------------------
                     (Address of Principal Executive Offices)

                                     503/226-7623
                 --------------------------------------------------
                  (Issuer's Telephone Number, Including Area Code)

                                    NOT APPLICABLE
          -----------------------------------------------------------------
           (Former Name, Former Address and Former Fiscal Year, if Changed
                                   Since Last Report)

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes / X /       No /   /

                       APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:    2,073,897   shares of
common stock as of  November 5, 1996.

     Transitional Small Business Disclosure Format (check one):

                                Yes / X /       No /   /

                             PORTLAND BREWING COMPANY
                                    FORM 10-QSB
                                       INDEX


PART I - FINANCIAL INFORMATION                                              PAGE

Item 1.   Financial Statements:

          Balance Sheet - September 30, 1996
          and December 31, 1995. . . . . . . . . . . . . . . . . . . . . .   3

          Statements of Operations - Three Months and Nine Months
          Ended September 30, 1996 and 1995. . . . . . . . . . . . . . . .   4

          Statements of Cash Flows - Three Months and Nine Months
          Ended September 30, 1996 and 1995. . . . . . . . . . . . . . . .   5

          Notes to Financial Statements. . . . . . . . . . . . . . . . . .   6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . .   6


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .   8

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         PORTLAND BREWING COMPANY
                               BALANCE SHEET

                                   ASSETS

                                           September 30,         December 31,
                                               1996                 1995
                                            -----------          ----------
  CURRENT ASSETS
    Cash                                     $  131,720          $  156,466
    Accounts receivable, net                    849,230             710,145
    Inventories, net                            778,512             707,145
    Prepaid and other current assets            644,504             436,282
                                            -----------          ----------
      Total current assets                    2,403,966           2,010,038

  PLANT AND EQUIPMENT, NET                    9,161,720           6,751,334

  OTHER ASSETS, NET                             224,683             144,699
                                            -----------          ----------
      Total assets                          $11,790,369          $8,906,071
                                            -----------          ----------
                                            -----------          ----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts payable                         $  842,350         $  582,750
    Accrued liabilities                         527,541            349,997
    Notes payable and current portion of
     long-term debt                             880,974             61,733
                                            -----------          ----------
      Total current liabilities               2,250,865            994,480

DEFERRED INCOME TAXES                           189,252            189,452
LONG-TERM DEBT, net of current portion        2,108,769            537,712
STOCKHOLDERS' EQUITY:
  Common Stock, no par value, 5,000,000
   shares authorized, 2,073,897 and
   2,069,397 shares issued and outstanding
   at September 30, 1996 and December 31,
   1995, respectively                         6,716,730          6,696,196
  Stock notes receivable                         (6,262)           (18,260)
  Retained earnings                             531,015            506,491
                                            -----------         ----------
      Total stockholders' equity              7,241,483          7,184,427
                                            -----------         ----------
      Total liabilities and stockholders'
       equity                               $11,790,369         $8,906,071
                                            -----------         ----------
                                            -----------         ----------


       The accompanying notes are an integral part of these statements.

                           PORTLAND BREWING COMPANY
                           STATEMENTS OF OPERATIONS

                                                Three months ended                 Nine months ended
                                                   September 30,                     September 30,
                                               1996             1995             1996             1995
                                            ----------       ----------      -----------      ----------
SALES                                       $3,650,047       $3,904,302      $10,131,294      $8,687,047
EXCISE TAX                                     173,013          188,929          574,637         428,043
                                            ----------       ----------      -----------      ----------
    Net Sales                                3,477,034        3,715,373        9,556,657       8,259,004

COST OF SALES                                2,263,791        2,269,537        6,202,691       5,111,688
                                            ----------       ----------      -----------      ----------
GROSS PROFIT                                 1,213,243        1,445,836        3,353,966       3,147,316

GENERAL AND ADMINISTRATIVE EXPENSES            477,413          282,090        1,374,627         898,075
SELLING AND MARKETING EXPENSES                 749,575          676,395        1,875,282       1,771,147
                                            ----------       ----------      -----------      ----------
OPERATING (LOSS) INCOME                        (13,745)         487,351          104,057         478,094

OTHER EXPENSE, NET                             (50,221)         (99,580)         (71,533)       (181,005)
                                            ----------       ----------      -----------      ----------
    Net (loss) income before (benefit
      from) provision for income taxes         (63,966)         387,771           32,524         297,089

(BENEFIT FROM) PROVISION FOR
INCOME TAXES                                   (29,800)         153,295            8,000         118,836
                                            ----------       ----------      -----------      ----------
    Net (loss) income                         $(34,166)        $234,476          $24,524        $178,253
                                            ----------       ----------      -----------      ----------
                                            ----------       ----------      -----------      ----------
NET (LOSS) INCOME PER SHARE                     ($0.02)           $0.13            $0.01           $0.10
                                            ----------       ----------      -----------      ----------
                                            ----------       ----------      -----------      ----------
Shares used in per share calculations        2,073,353        1,835,482        2,146,409       1,722,089
                                            ----------       ----------      -----------      ----------
                                            ----------       ----------      -----------      ----------


     The accompanying notes are an integral part of these statements.

                          PORTLAND BREWING COMPANY
                          STATEMENTS OF CASH FLOWS


                                                      Nine months ended
                                                         September 30,
                                                  ---------------------------
                                                    1996               1995
                                                  ----------       ----------
Cash flows from operating activities                $714,892         $145,092
                                                  ----------       ----------
Net cash used in investing activities             (3,162,468)      (2,943,486)
                                                  ----------       ----------
Net cash provided by financing activities          2,422,830        2,784,089
                                                  ----------       ----------
(Decrease) Increase in cash                          (24,746)         (14,305)
                                                  ----------       ----------
Cash, beginning of period                            156,466          566,464
                                                  ----------       ----------
Cash, end of period                                 $131,720         $552,159
                                                  ----------       ----------
                                                  ----------       ----------


     The accompanying notes are an integral part of these statements.

                           PORTLAND BREWING COMPANY
                         Notes to Financial Statements


Note 1.  Basis of Presentation

The accompanying condensed interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995. This quarterly report should be read in conjunction with such annual report.

Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1996, or any portion thereof.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.

Shipments for the three months ended September 30, 1996 were 18,502 barrels, a decrease of 10% over the same period in 1995. This is primarily due to the increasingly competitive nature of the specialty beer category, including a proliferation of new products - notably contract brewed beers. Correspondingly, gross sales and net sales were each down 7%. Gross margins decreased to 35% compared to 39% in the three months ended September 30, 1996 and 1995 respectively, as the company incurred pre-operating costs in its Midwest contract brewing project, costs in adding capacity at the Portland plant, and start-up costs in the expansion of its Flanders St. restaurant. Restaurant sales, measured as a percentage of total revenues, were greater than in the prior year, and the cost of sales as a percentage of net revenues is considerably higher for the restaurant operations than the brewery operations. The remodeled and expanded Flanders St. restaurant was reopened in July 1996.

G&A expenses were 69% higher for the three months ended September 30, 1996 compared to the same period in 1995, due to continued infrastructure improvements and organizational development, including the additional development of management and systems for the expanded Flanders St. Restaurant, and the administration of the Midwest contract brewing project. Selling and marketing expenses were 11% higher for the three months ending September 30, 1996 compared to the same period in 1995. This was largely due to the sales organization expansion in the upper Midwest.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.

Shipments for the nine months ended September 30, 1996 were 53,128 barrels, up 14% over the same period in 1995. Correspondingly, gross sales were up 17% and net sales up 16%. Gross margins decreased to 35% in the first nine months of 1996, compared to 38% in the same period in 1995, due to increased depreciation expense as a result of recent capital improvements, price increases in ingredients, changes in product sales mix to higher cost products and increased freight expenses. In addition, restaurant sales, measured as a percentage of total revenues, were greater than in the prior year. Restaurant cost of sales as a percentage of net revenues are considerably higher than brewery operations.

G&A expenses were 53% higher for the first nine months of 1996 compared to the same period in 1995, due to continued infrastructure improvements and organizational development. At September 30, 1996 the Company employed 152 persons, of which 76 were in restaurant operations. Compared to a total of 106 employees including 42 restaurant employees, as of the same date in 1995. There were also substantial compliance, annual meeting and reporting expenses in the period as a result of the Company becoming subject to the reporting requirements under the Securities and Exchange Act of 1934 as amended. Selling and marketing expenses were 6% higher for the nine months ending September 30, 1996 compared to the same period in 1995.

Depreciation and amortization expenses for the nine months ended September 30, 1996 totaled $698,406 compared to $513,269 in the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital principally to expand its production capacity, expand its sales and marketing to the Central and Eastern states, increase the productivity of its manufacturing operations and fund its working capital needs. To date, the Company has met its capital requirements through cash flow from operations, bank borrowings, advances from certain stockholders and the private and public sale of its Common Stock.

During the nine months ended September 30, 1996 the Company invested over $3 million in additional brewing equipment and tanks and restaurant expansion. These expenditures, together with working capital requirements, were funded by bank borrowings of $2.8 million and cash flow from operations. The Company has budgeted approximately an additional $500,000 for capital expenditures for the remainder of 1996 and into 1997. The total $3.6 million investment is principally to improve product and process quality, implement production
efficiencies, provide cost savings and increase capacity.   The additional
expenditures, will be funded through cash flow from operations, funds available under the Company's line of credit facilities, equity offerings or a combination thereof. On completion of the current expansion project the annual capacity will be at 135,000 barrels, based on the current product mix. Presently the Company does not intend to add additional capacity.

The Company has arranged with Bank of America Oregon term debt of $1.4 million, a $1 million operating line and a $2 million equipment line to support its capital expenditure and working capital needs. As of October 31, 1996 the balance outstanding in term debt was $1,324,000; on the operating line, $600,000; and, $1,470,000 on the equipment line.

The Company's working capital requirements over the next year are expected to be met from existing cash and marketable securities balances, cash flow from operations, funds available under the Company's line of credit facilities and, if more desirable, additional equity offerings.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

    Exhibit
    Number                          Description
   ----------                       -----------
   Exhibit 11          Calculations of Net (Loss) Income per Share

   Exhibit 27          Financial Data Schedule



(b)  Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended September 30, 1996.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PORTLAND BREWING COMPANY
                                       ---------------------------------------
                                                   (Registrant)

Date    11/8/96
     --------------

                                                /s/ CHARLES A. ADAMS
                                       ---------------------------------------
                                                    (Signature)
                                       Charles A. Adams, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)

Date    11/8/96
     --------------
                                                 /s/ GLENMORE JAMES
                                       ---------------------------------------
                                                    (Signature)
                                       Glenmore James, Chief Financial
                                       Officer (Principal Financial Officer)