Form 10KSB40
period 1996-12-31
PORTLAND BREWING CO /OR/
filed 1997-03-28
CIK 943658

                       U.S.  SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549

                                     FORM 10-KSB

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended:  December 31, 1996
                                          OR
                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                For the transition period from __________to __________

                          COMMISSION FILE NUMBER:  0 - 25836

                              PORTLAND BREWING COMPANY
                    (Name of small business issuer in its charter)

               OREGON                                      93-0865997
       State or other jurisdiction                      (I.R.S. Employer
    of incorporation or organization)                  Identification No.)

        2730 NW 31ST AVENUE,  PORTLAND, OREGON               97210
       (Address of principal executive offices)            (Zip Code)
                 Issuer's telephone number:   (503)226-7623

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:  NONE
            SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                              COMMON STOCK, NO PAR VALUE
                                   (Title of Class)
                                   _______________

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days:  Yes [X]    No [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB, or any amendment to this Form 10-KSB.   [X]

     Revenues for the year ended December 31, 1996: $12,866,563

               State the aggregate market value of the voting stock held by non-affiliates: Not Applicable, the Registrant's stock has no established trading market.

     The number of shares outstanding of the Registrant's Common Stock as of February 28, 1997 was 2,074,943 shares.

     The index to exhibits appears on page 19 of this document.

     Transitional Small Business Disclosure Format (check one): Yes X  No
                                                                    --    --

                               PORTLAND BREWING COMPANY
                            1996 FORM 10-KSB ANNUAL REPORT
                                  TABLE OF CONTENTS


                                       PART I
                                                                          Page
                                                                          ----
Item 6.        Description of Business                                       2

Item 7.        Description of Property                                       7

Item 8.        Directors, Executive Officers and Significant Employees       8

Item 9.        Remuneration of Directors and Officers                       10

Item 10.       Security Ownership of Management and Certain
               Security-Holders                                             12

Item 11.       Interest of Management and Others in Certain Transactions    15

                                       PART II

Item 1.        Market Price of and Dividends on the Registrant's Common
               Equity and Other Shareholder Matters                         17

Item 2.        Legal Proceedings                                            17

Item 3.        Changes in and Disagreements with Accountants                17

Item 4.        Submission of Matters to a Vote of Security-Holders          17

Item 5.        Compliance with Section 16(a) of the Exchange Act            17

Item 6.        Reports on Form 8-K                                          17

                                       PART F/S

               Index to Financial Statements                                18

                                       PART III

Item 1.        Index to Exhibits                                            19

Item 2.        Description of Exhibits                                      19

                                        PART I


ITEM 6.  DESCRIPTION OF BUSINESS

GENERAL

   The Company was incorporated in Oregon on November 14, 1983. The Company was formed to brew and sell specialty beer (i.e., beer which is made in relatively small batches and which now generally sells at retail prices in excess of $6.00 per six-pack). The Company's award-winning product line includes the following primary or core brands: MacTarnahan's Amber Ale, Oregon Honey Beer, Wheat Berry Brew, Haystack Black Porter, Bavarian Style Weizen and Zig Zag River Lager; seasonal beers including Icicle Creek Winter Ale, Malarkey's Wild Irish Ale; Portland Summer Pale Ale; Uncle Otto's Harvest Oktoberfest and specialty products including Oatmeal Stout and Highlander Ale. The Company uses distributors to sell principally to the packaged/bottle market through authorized retail outlets and the on-premise draft market through establishments licensed to serve alcoholic beverages. The Company primarily serves its home market of Oregon, the western United States and the midwestern United States.

The Company opened its first brewery in January 1986 at 1339 NW Flanders Street in Portland, Oregon. In March 1986 a pub was added which allows customers to view various stages of the brewing process. In July 1996 the Company completed an expansion of the Flanders Street Brewpub which significantly increased the restaurant area of the pub. The Company opened a second brewery in June 1993 located at 2730 NW 31st Avenue in Portland, which initially more than doubled its annual production capacity to approximately 26,000 barrels. Subsequent equipment additions and expansion have increased capacity to approximately 135,000 barrels per year. In July 1994, a restaurant, The BrewHouse Taproom & Grill, was constructed at the main brewery and opened to the public.

INDUSTRY OVERVIEW

   NATIONAL BEER INDUSTRY. Between 1934 and 1990 beer consumption in the US climbed steadily. Since 1990 the market has remained virtually stagnant. (SEE FOOTNOTE 1) Throughout this period of little or no growth in consumption, the number of specialty beer breweries has grown from 200 to 1,080 (SEE FOOTNOTE 3). Breweries, large and small, face heightened competition with one another for market share.

   The large national breweries (Anheuser-Busch, Miller Brewing Co., Adolph Coors Brewing Co. and The Stroh Brewery Company) continue to dominate the U.S. market with approximately an 89% market share. Import sales occupy approximately 7% (SEE FOOTNOTE 2) of the U.S. market. The specialty beer industry comprises approximately 3% (SEE FOOTNOTE 3) of the U.S. market. All other breweries make up the remainder of the U.S. market. Total domestic beer sales (including sales of imports) increased an estimated 1.0% in 1996 and decreased 1.1% in 1995. (SEE FOOTNOTE 3) The larger breweries have increased efforts to compete with smaller regional breweries.

   SPECIALTY BEER INDUSTRY--NATIONAL The Institute for Brewing Studies defines the specialty brewing industry as microbreweries, brew pubs, contract brewing companies and regional breweries that began as microbreweries. A large brewery sells more than 500,000 barrels per year. A regional brewery sells between 15,000 and 500,000 barrels per year. Portland Brewing Company is a regional specialty brewer. Microbreweries are defined as selling less than 15,000 barrels per year. Brewpubs sell a minimum of 50% of their beer on premise with the beer being brewed on location. Contract brewers brew beer using their own recipe and ingredients at another brewery's facilities. The specialty segment of the beer industry continues to grow. The number of microbreweries, brewpubs and regional specialty brewers had grown to 1,080 at the end of 1996, from 803 at the beginning of 1995. (SEE FOOTNOTE 3).

   The compound annual growth rate in the specialty beer industry is estimated to be approximately 15% from 1996 to 2001. In 1996, the specialty beer market's share of the total beer market was near 3%. In 2001, the specialty beer market share is expected to reach approximately 6%. (SEE FOOTNOTE 3)

   The Company believes the slowed growth rate is due to intense competition created by the proliferation of new brands. As smaller breweries open up across the country, the larger regional breweries are finding it harder to enter new markets where consumers are inclined to purchase locally produced beer.

   SPECIALTY BEER INDUSTRY--PACIFIC NORTHWEST. Since 1985, Oregon has been at the center of the national specialty beer resurgence. Sales of specialty beers in Oregon increased by 13% and 31% in 1996 and 1995, respectively. Sales of specialty beer in Oregon accounted for nearly a 10% market share in 1996 and a 9% market share in 1995. (SEE FOOTNOTE 4) Oregon and Washington are considered mature markets in the U.S. specialty beer segment. Consequently, growth in this segment will be much more difficult in these two states.

  _____________
  Footnotes:
  (1)  Barron's BREWING STORM, October 28, 1996.
  (2)  The Maxwell Consumer Report, January 17, 1997.
  (3) Beverage Marketing, U.S. Specialty Beer and Microbrewery Markets, 1996 Edition, December 1996.
  (4) Oregon Liquor Control Commission's December 31, 1996 figures for beer sales in Oregon.

  The information referenced in footnotes (1) through (4) above has not been independently verified by the Company.
  _____________

PRODUCTS

   The Company offers a wide variety of specialty beers. The complete product line includes core or primary brands, which are available year-round; a rotating selection of seasonal brands, and specialty products which are available only on draft. Draft product (kegs) accounted for approximately 45% and 42% of the Company's beer shipments in 1996 and 1995, respectively.

  The Company's core brands include:

   MACTARNAHAN'S AMBER ALE. MacTarnahan's Amber Ale is a complex, copper-colored Scottish style ale of great character made with pale and caramel malts and Cascade hops, and is available in draft, 12 oz. and 22 oz. packages.

   OREGON HONEY BEER. Oregon Honey Beer is a pale light-bodied ale made with two-row barley malt, Oregon clover honey, and Nugget and Willamette hops, and is available in draft, 12 oz. and 22 oz. packages.

   WHEAT BERRY BREW. To the traditional malted barley, hops, and yeast is added a judicious amount of malted wheat and the natural essence of marionberries. This combination creates Wheat Berry Brew, which is available in draft, 12 oz. and 22 oz. packages.

   HAYSTACK BLACK PORTER. Haystack Black contains a balance of domestic pale, caramel and black malts, enhanced with imported English chocolate malt, and is available in draft, 12 oz. and 22 oz. packages.

   ZIG ZAG RIVER LAGER. Zig Zag River Lager is a full bodied, bottom fermented lager with a slight malty sweetness and subtle hop presence, available in draft and 12 oz. packages.

   BAVARIAN STYLE WEIZEN. Bavarian Style Weizen is a true Bavarian weizen using the distinctive weizen yeast which provides a light golden spicy beer, available in draft and 12 oz. packages

   The Company's seasonal brands (all available in draft and 12 oz. packages) include:

   ICICLE CREEK WINTER ALE. The color of old Mahogany, this seasonal ale is the result of a blend of pale and dark specialty malts well balanced with Galena and aromatic Saaz hops, and is offered from November through January.

   MALARKEY'S WILD IRISH ALE. This dark brown ale is made with a blend of Munich, Crystal and peated malts, balanced with Northern Brewer and Mt. Hood hops, and is offered in February and March.

   PORTLAND SUMMER PALE ALE. A modified recipe of the founders' original is a clean medium-bodied pale ale, brewed with two-row barley malt and a blend of Nugget and Cascade hops, and is offered from April through August.

   UNCLE OTTO'S HARVEST OKTOBERFEST. This beer is created using a blend of pale and select specialty malts, spiced with Northern Brewer and Bohemian Saaz hops, and is offered in September and October.

   The Company's current specialty products include the Flanders Street Originals Line:

   OATMEAL STOUT. The Company's heartiest brew blends the flavor of pale, crystal and black malts, balanced with the subtle aroma of Styrian Golding hops and a small addition of oatmeal, and is available in draft only.

   HIGHLANDER ALE. Highlander Ale is full bodied and hoppy, with caramel malts, and is available in draft only.

RESTAURANTS

The Company operates two restaurants in Portland, The Brewhouse Taproom and Grill and The Flanders Street Brewpub. The Brewhouse Taproom and Grill has an atmosphere of a tasting room and restaurant and is upscale in comparison to other brewpubs in the region. The Flanders Street Brewpub is located at the site of the Company's original brewery and has been in continuous operation for more than ten years. In the summer of 1996, adjacent space was acquired and the pub was enlarged by more than twofold in order to add a full service kitchen and dining room.

MARKETING AND SALES

   The Company primarily uses licensed beer distributors to sell to and service on- and off-premise accounts in specific geographic territories. These distributors maintain broad distribution in the Company's home market of Oregon and the Western states, and as capacity allows, may expand distribution into selected high-potential markets outside the West. The expansion of the Company's production capacity has permitted the addition of new distributors. The Company presently uses approximately 159 distributors throughout the western and midwestern United States. The Company continues to increase its staff of sales representatives to promote its products and augment its distributors' efforts. The Company presently employs 12 sales representatives based in the following areas; five in Oregon, four in California, one in Washington, one in Illinois, and one in Minnesota.

   The Company's marketing plan for 1997 is focused on increasing sales, volume and profitability in an increasingly competitive environment, and capitalizing on its expanded capacity at its main brewery. The Company has developed and is introducing new products targeted to both wholesalers and consumers. They include "Flanders Street Originals", a line of specialty draft-only products, named after the Company's original brewery, which appeal to the sophisticated specialty beer consumer. The Company also plans to continue its seasonal line of products such as Malarkey's Wild Irish Ale, Portland Summer Pale Ale, Uncle Otto's Harvest Oktoberfest and Icicle Creek Winter Ale. The Company intends to increase its consumer marketing efforts through advertising focused on breaking through the beer marketing clutter. The Company plans to emphasize brands that are strong in each of its specific regions, including new sales regions such as the midwestern U.S., and to increase the Portland Brewing Company identity as well as individual brand names. Additionally, the Company plans to continue to participate in selected sports, music, charitable and community activities which offer opportunities for introduction of the Company and sampling of its products.

TRADEMARKS

   The Company has initiated a program to obtain United States trademark registrations for its key bottled brands. The Company owns federal trademark registrations for the OREGON HONEY BEER label design and the MACTARNAHAN'S label design. In addition, it owns a federal Supplemental Register registration for the brand name MACTARNAHAN'S. The Company has pending applications for federal registration of the brand names OREGON HONEY BEER and HAYSTACK BLACK, and for the mark PORTLAND BREWING. To the best of the Company's knowledge, it has the right to use these marks on a nationwide basis in connection with malt beverages.

   The Company has long maintained a practice of registering its brand names as trademarks in the State of Oregon. It owns Oregon registrations for numerous marks, including the brand names HAYSTACK BLACK, BAVARIAN STYLE WEIZEN, WHEAT BERRY BREW, UNCLE OTTO'S OKTOBERFEST, PORTLAND ALE and MALARKEY'S WILD IRISH ALE. In addition, the Company owns state registrations in California, Washington and Colorado for key brand names. To the best of the Company's knowledge, it has the right to use the brand name of each of its current products in the areas where those products are currently distributed.

COMPETITION

   The specialty brewing industry experienced significant change in 1996. Growth rates slowed, distribution opportunities became limited and more players entered the specialty brewing category of the U.S. beer market.

   IMPACT OF LARGE DOMESTIC BREWERS. The largest domestic brewers are competing with the specialty brewing industry. The large domestic brewers have made equity investments in specialty brewers, have created new brands meant to compete with specialty breweries, and have attempted to restrict distribution of competing products through incentives with their distributors. These competitive actions have had a significant impact on the specialty brewing industry.

   NEW ENTRANTS INTO THE SPECIALTY BEER CATEGORY. Despite the increased activities of large domestic brewers and disappointing financial performance by the largest specialty brewers, the rate of entry into the specialty beer segment did not slacken in 1996. An estimated 277 new micro breweries and brew pubs opened in 1996 (SEE FOOTNOTE A). The Company believes that this category saturation will make growth more difficult for existing regional specialty brewers in the next year or two. The Company believes that competition affecting its growth will likely come from national breweries, national specialty breweries, larger regional specialty breweries with aggressive mass marketing capabilities, and small micro breweries and brew pubs which have strong local appeal.

   DECREASED GROWTH RATES. The specialty beer segment grew at an estimated 28% in 1996 compared to the 50% growth rate of the past two years (SEE FOOTNOTE B). As a result of the increased competition from large domestic breweries and the niche marketing of new entrants into the specialty beer segment, existing specialty breweries saw growth rates in 1996 that were well below expectations. Competition among specialty brewers is intensifying. The Company believes that in order to meet financial obligations and shareholder expectations, publicly held specialty brewers are likely to undertake aggressive sales and marketing strategies to increase sales and gain market share.

   INDUSTRY CONSOLIDATION. The Company believes that the recent specialty beer market developments mentioned above are potential indicators of industry consolidation, and that survival in the short term may mean price discounting, solidifying distribution and increasing sales and marketing efforts. Further, the Company believes that survival in the long term may mean consolidation to overcome distribution challenges and deteriorating economics.

   _____________
   Footnotes:
   (A)  Beverage Marketing Corp., New York, February 6, 1997.
   (B) Beverage Marketing, U.S. Specialty Beer and Microbrewery Markets, 1996 Edition, December 1996.

The information referenced in footnotes (A) and (B) above has not been independently verified by the Company.

    _____________

GOVERNMENTAL REGULATION

   The production and sale of alcoholic beverages is subject to extensive regulation by the Federal Bureau of Alcohol, Tobacco and Firearms and individual states' alcoholic beverage regulatory agencies.

   LICENSE DESCRIPTION. The Company operates with two Brewpub licenses which allow sales off-premise as well as through up to four retail outlets. The Company operates two restaurants; one at each of its breweries.

   TAXES. The Company pays a federal excise tax (FET) of $7.00 per barrel on all production. This tax increases to $18.00 per barrel on production above 60,000 barrels per year. In addition, the Company pays an Oregon excise tax of $2.60 per barrel and a Washington excise tax of $4.78 per barrel on beer sold in those states. In other states, similar excise taxes are levied on the distributor. Increases in either the Federal or State excise taxes would inevitably raise the price of beer, which may adversely affect sales.

   DRAM SHOP LIABILITY. The Oregon Supreme Court has held that the serving of alcoholic beverages to a person known to be intoxicated may, under certain circumstances, result in the server being held liable to third parties for injuries caused by the intoxicated customer. The Company serves beer and wine to its customers at its pub and restaurant. If an intoxicated customer is served wine or beer and subsequently commits a tort such as causing an automobile accident, the Company may be held liable for damages to the injured person or persons. The Company has obtained host liquor liability insurance coverage and will continue such coverage if available at a reasonable cost. However, future increases in insurance premiums may make it prohibitive for the Company to maintain adequate insurance coverage. A large damage award against the Company, not adequately covered by insurance, would adversely affect the Company's financial position.

RESEARCH AND DEVELOPMENT

   The Company had minimal research and development expenditures in 1996 and 1995, and had no customer sponsored research and development activities during such periods. However, the Company does, from time to time, develop new products at its original brewery. Such products are sold to retail customers and, accordingly, associated development costs are expensed as cost of goods sold.

EMPLOYEES

   As of December 31, 1996, the Company had 124 employees (106 full time), including 32 in brewing, bottling and shipping operations, 63 in retail operations, 13 in administration and 16 in sales and marketing. None of the employees are covered by collective bargaining agreements. The Company provides its full-time employees with health, dental and life insurance, short and long term disability, and a 401(k) plan. Employees are also eligible for bonuses from the Company's Restated Cash Incentive Plan whereby up to 10% of the Company's annual net operating income before taxes is allocated among employees in accordance with the provisions of the plan as administered by the Company's board of directors. No bonuses were awarded in 1996. The Company believes its employee relations are good.

CONCENTRATIONS OF RISK

   GEOGRAPHICAL AND DISTRIBUTOR CONCENTRATION. In 1996, wholesale distributors accounted for 94% of total shipments, of which 35% were to Oregon distributors. The Company's largest distributor, Columbia Distributing Company of Portland, Oregon, distributes the Company's products in Oregon and accounted for approximately 16% of 1996 revenues. The next largest distributor accounted for approximately 3% of the Company's total revenues for the same period. Distribution agreements generally grant exclusive territories to distributors. Distribution agreements and applicable state laws generally limit the ability of the Company to terminate such agreements. The Company's distributors also market and distribute competing brands. While the Company believes it has strong relationships with most of its distributors, the Company can give no assurance that each of its distributors will continue to effectively market and distribute the Company's beer. Because state liquor laws and/or standard contractual provisions generally limit the Company's ability to terminate a distribution agreement, the Company can give no assurance that a distributor for any given geographic area could be replaced without cost or replaced immediately, either temporarily or permanently, in the event the distributor was performing poorly in its efforts to distribute the Company's products or was otherwise unable to perform (e.g. as a result of an employee strike or damage caused by fire or natural disaster). The Company's inability to replace a non-performing or poorly performing distributor in a timely fashion and/or with minimal cost could have a significant adverse effect on the Company's results of operations, particularly if the distributor were Columbia Distributing Company, the Company's largest distributor.

   INCREASED COMPETITION AND SATURATION IN THE SPECIALTY BEER INDUSTRY. SEE "COMPETITION" ABOVE. Increased competition and the proliferation of brands in the specialty beer industry has had and may continue to have an adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the specialty beer industry will experience growth, will not experience a downturn or that any downturn will not be severe. The Company's future success will depend upon its ability to continue to build brand awareness and increase sales and profits.

   OPERATING HAZARDS. The Company's operations, and the brewing industry in general, are subject to certain hazards such as contamination of brews by micro-organisms and risk of equipment failure. The Company's products are not heat pasteurized, irradiated or chemically treated. The Company has product liability insurance that it believes is adequate to cover risks of contamination to third-parties. There can be no assurance that such insurance will continue to be available at a price or on other terms satisfactory to the Company. The Company carries business interruption insurance to cover against insured losses to equipment from direct physical damage.


ITEM 7.  DESCRIPTION OF PROPERTY

   The Company's original brewery is located at 1339 NW Flanders Street in Portland, Oregon and is leased by the Company. It has approximately 2,500 square feet of manufacturing, shipping and warehouse space and 4,600 feet of restaurant space, which the Company expanded in 1996. The Company's original brewery produces lower volume specialty brews and serves as a pilot brewery for new product development. The original brewery lease expires in 1999, with three consecutive three-year renewal options. The current monthly rent is $4,950 plus property taxes, insurance and maintenance, with adjustments for inflation or changes in fair market rental.

   The Company's main brewery, located at 2730 NW 31st Avenue in Portland, showcases the copper brewing vessels and equipment acquired in 1991 from the Sixenbrau brewery in Nordlingen, Germany. When it opened in June, 1993, the new brewery initially more than doubled the Company's annual production capacity to 26,000 barrels and has a present capacity of approximately 135,000 barrels. The new brewery has 27,000 square feet of manufacturing, shipping and warehouse space with a 1,000 square foot, three-story brewhouse (to display the copper brewing vessels), and 3,000 square feet of offices. Also included is a 3,000 square foot restaurant, The Brewhouse Taproom & Grill, complete with an outdoor seating area. The new brewery lease is for a 15 year term which commenced June 15, 1993. The current monthly rent is $22,060 plus property taxes, insurance and maintenance, with adjustments for inflation or changes in fair market rental value at the beginning of the sixth and eleventh years. SEE ITEM 11 BELOW.

   By sublease dated January 26, 1995, the Company commenced subleasing approximately 10,025 square feet of expansion space at a building adjoining the new brewery located at 2750 NW 31st Avenue in Portland, Oregon. The initial term expires March 31, 1999, with one five year renewal option. Base rent is $3,307 per month, plus a share of taxes and operating expenses. An option agreement has been entered into with the owner of the building, L & L Land Co. (L & L), which entitles the Company to an option to purchase the building for $1,100,000 plus an amount, for improvements to the building consisting of the construction of a shipping dock. In 1996, the Company and L & L paid approximately $400,000, split equally, for the construction of a shipping dock. The purchase option expires on December 31, 1998. SEE ITEM 11 BELOW.

   Commencing April 15, 1995, the Company began leasing, from an unrelated third party, approximately 2,700 square feet of additional office space, at a monthly rent of $1,760. The current lease expires April 30, 1997, and has been renewed for an additional year, through April 30, 1998. This office space is used for accounting and other administrative functions.

ITEM 8.  DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

   DIRECTORS. The following lists the persons currently serving as directors and nominated by the Board of Directors to be elected as directors, along with certain information. The term of office for each person elected as a director continues until the next Annual Meeting of Shareholders and until a successor has been elected and qualified.

         NAME OF NOMINEE                       AGE
         ---------------                       ---
         Charles A. (Tony) Adams                50
         Edwin Hunt                             74
         Robert M. MacTarnahan                  81
         Simon C. Ostler                        50
         R. Scott MacTarnahan                   50
         Howard M. Wall, Jr.                    51

   CHARLES A. (TONY) ADAMS. Mr. Adams has been Chairman of the Board of Directors and President of the Company since February 1992. He has been a Director of the Company since October 1988. Mr. Adams is president of Electra Partners, Inc., a private investment holding company. Mr. Adams was active in the real estate business beginning in 1973, including owning and operating his own real estate company until 1983, when he became a sales associate at CB Commercial Real Estate Group, Inc., where he was employed until 1992. He holds a B.A. in Geology from the University of Virginia and has studied graduate level economics and business administration at the University of San Francisco, Portland State University and Stanford University.

   EDWIN HUNT. Mr. Hunt has been a Director since November 1993. Mr. Hunt is the Chairman of Huntair, Inc., a company which manufactures air moving and environmental systems for clean rooms. In September 1992, Mr. Hunt retired as president of Brod & McClung-Pace Co., a manufacturer of high quality heating and ventilating equipment as well as heat transfer equipment, where he had been employed for 46 years.

   SIMON C. OSTLER. Mr. Ostler has been a Director since October 1988. He has been president of Systems Manufacturing Company, Inc., a manufacturer of industrial finishing systems for more than five years. Mr. Ostler received a C.O.P. from Greenmore College in England, in 1964.

   ROBERT M. MACTARNAHAN. Mr. MacTarnahan has been a Director since July 1985. Mr. MacTarnahan has been a partner in Harmer Company and Black Lake Investments for more than five years. Mr. MacTarnahan has been the president of Honeyman Aluminum Products Company, a manufacturer of hand trucks for the beverage industry, for more than 10 years. He is also active in the promotion of the Company and the Company's

MacTarnahan's Amber Ale is named after him. (See "Interest of Management and Others in Certain Transactions") Mr. R. Scott MacTarnahan is his son.

   R. SCOTT MACTARNAHAN. Mr. MacTarnahan has been a Director since July 1985. He has been vice president and general manager of Honeyman Aluminum Products Company and Harmer Company for more than 10 years. Mr. MacTarnahan received a B.S. in Business Administration from Portland State University in 1968. Mr. Robert M. MacTarnahan is his father.

   HOWARD M. WALL, JR. Mr. Wall has been a Director of the Company since October 1992. Since 1984 he has been the president and chief executive officer of Portco Corporation, a Vancouver, Washington manufacturer of paper and plastic flexible packaging for the produce, fish, and roofing industries.
 He has had a long association with the Northwest hop industry, as Portco developed the world's only biodegradable paper hop string. Mr. Wall received a B.A. in English from the University of Oregon in 1973.

   EXECUTIVE OFFICERS. The following lists the names, ages and positions of the Company's executive officers, at December 31, 1996, along with certain other information. The Company's officers are elected by the Board of Directors at its annual meeting, and hold office until the next annual meeting of the Board of Directors and until their successors are elected and qualified.

    NAME                  AGE     POSITION(S) WITH COMPANY
    ----                  ---     ------------------------
Charles A. (Tony) Adams   50      Chairman of the Board, President
Frederick L. Bowman       52      Vice President
Glenmore James            42      Vice President , Chief Financial Officer,
                                   Treasurer and Secretary
G. Eugene Clark           51      Vice President, Sales and Marketing

   For information on the business background of Mr. Adams, see "Directors" above.

   FREDERICK L. BOWMAN. Mr. Bowman is a founder of the Company and has been Vice President since February 1992. Mr. Bowman serves as corporate liaison to the beer industry and assists in marketing efforts including public relations and the Company's distributor support program. He designed the Company's original products and brewery. Previous to founding Portland Brewing Company, Mr. Bowman was involved in the wholesale automotive industry as both a technician and a district service manager. Mr. Bowman has attended Portland State University, University of Oregon and Oregon State University. In addition, Mr. Bowman attended the Brewing Microbiology and Microscopy course at the Siebel Institute in 1988.

   GLENMORE JAMES. Mr. James has been Vice President, Chief Financial Officer and Treasurer since June 1994 and Secretary since September 1996. He joined the Company full-time in April 1994. Prior to that, Mr. James acted as a consultant to the Company. Mr. James is responsible for the financial and operations departments of the Company. Mr. James has worked for fifteen years in the Portland area business community, initially in financial accounting management positions in various manufacturing and distribution companies and more recently as an independent business consultant. Mr. James received his ICSA certification in 1976 from Mid-Essex Technical College, England.

   G. EUGENE CLARK. As of January 1, 1997, Mr. Clark was no longer employed by the Company. Mr. Clark had been Vice President, Sales and Marketing since July 1993.

SIGNIFICANT EMPLOYEES. The names, ages and positions of the Company's significant employees are as follows:


NAME                    AGE         CURRENT POSITION WITH COMPANY
----                    ---         -----------------------------

Alan Kornhauser          46         Brewmaster

   ALAN KORNHAUSER. Mr. Kornhauser joined the Company in December 1995 as Brewmaster. He is responsible for the entire brewing process, from raw materials to the finished product. Prior to joining the Company, Mr. Kornhauser was Brewmaster for G. Heileman Brewing Company of Milwaukee, Wisconsin and he also spent 18 years with Anchor Brewing Company in San Francisco, California. Mr. Kornhauser has a B.A. degree from Beloit College and has done post graduate work in Chemistry at the University of Rhode Island.

ITEM 9.        REMUNERATION OF DIRECTORS AND OFFICERS

a. Director and Officer Remuneration

   Directors receive no cash compensation for serving on the Board of Directors. Each Director, with the exception of Mr. Adams, has been granted options under the Company's Non-Qualified Stock Option Plan ("NQSOP"). To date, options to purchase 21,000 shares of the Company's Common Stock at $5.3333 per share have been granted to Directors under the NQSOP. No options were granted under the NQSOP in 1996.

   In March 1996, the Company entered into a Memorandum of Agreement with one of its Directors, Simon Ostler, under which Mr. Ostler provided consulting services in connection with the expansion of the Company's Flanders Street Pub, in Portland, Oregon. Mr. Ostler operates a separate consulting business, is the owner of a restaurant in a different geographic market and has substantial experience in the restaurant industry. Mr. Ostler's services included consulting as to the scope of the project, design, menu, layout, interior design and theme, in return for which Mr. Ostler was paid $13,300. The Company believes that the terms and conditions of the Memorandum of Agreement with Mr. Ostler were fair and reasonable and are no less favorable to the Company than could be obtained from unaffiliated parties.

   The following table and notes set forth information regarding all cash compensation paid by the Company during the year ended December 31, 1996, to each of the three most highly compensated officers and all officers as a group.

                         CAPACITIES IN WHICH                  AGGREGATE
    NAME                 REMUNERATION WAS RECEIVED            REMUNERATION
    ----                 -------------------------            ------------
Charles A. (Tony) Adams  Chairman of the Board, President      $ 86,204
Glenmore James           Vice President, Chief Financial
                          Officer, Treasurer and Secretary     $ 86,535
G. Eugene Clark          Vice President, Sales and Marketing   $ 98,562
All officers as a
 group (4 persons)                                             $323,267

   Included in 1996 aggregate compensation amounts are matching amounts contributed to the Company's 401k Plan of $1,912, $2,010 and $1,460, for Messrs. Adams, Clark and James respectively. As of January 1, 1997, Mr. Clark was no longer employed by the Company.

b. Remuneration Plans

   INCENTIVE STOCK OPTION PLAN. In October 1992, the shareholders of the Company approved the Company's 1992 Incentive Stock Option Plan ("ISOP"). The ISOP is administered by the Company's Board of Directors and provides for grants to officers and employees of options to acquire up to 163,500 shares of the Company's Common Stock, subject to the limitations set forth in the ISOP. Pursuant to the ISOP, the granting of options is at the discretion of the Board of Directors, and it has the authority to set the terms and conditions of the options granted, including the option exercise price which must be a price equal to at least 100% of the fair market value of the subject shares of Common Stock at the time the option is granted. As of December 31, 1996, options covering 141,500 shares of the Company's Common Stock were outstanding under the ISOP.

   RESTATED CASH INCENTIVE PLAN. The Company may award its officers and employees, under its Restated Cash Incentive Plan ("CIP"), bonuses in an amount up to 10 percent (10%) of net operating profits before taxes. Awards under the plan will be allocated among the officers and employees in accordance with the provisions of the plan at the discretion of the Board of Directors. No amounts were awarded in 1996 under the Restated Cash Incentive Plan.

   NON-QUALIFIED STOCK OPTION PLAN. In August 1994, the Board of Directors adopted the 1994 Non-Qualified Stock Option Plan ("NQSOP"). The NQSOP is administered by the Board of Directors and provides for grants to officers, employees, directors and consultants of options to acquire up to 45,000 shares of the Company's Common Stock at an exercise price of at least 85% of the fair market value of the subject shares of Common Stock at the time the option is granted. The granting of options is at the discretion of the Board of Directors. As of December 31, 1996, options covering 21,000 shares of the Company's Common Stock were outstanding under the NQSOP.

ITEM 10. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY-HOLDERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of February 28, 1997 as to (i) each person who is known by the Company to own beneficially 10% or more of the outstanding shares of the Company's Common Stock, (ii) each of the three most highly compensated officers and (iii) all Directors and officers as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the Common Stock owned by them.


          NAME OF BENEFICIAL OWNER OR         SHARES BENEFICIALLY OWNED (1)
          NUMBER OF PERSONS IN GROUP          -----------------------------
          ---------------------------            SHARES         PERCENT
                                                 ------         -------

          Robert M. MacTarnahan (3)            296,043.75         13.9%
          4670 SW Pacific Avenue
          Beaverton, Oregon  97005

          R. Scott MacTarnahan (4)             273,783.75         12.9%
          4670 SW Pacific Avenue
          Beaverton, Oregon  97005

          Charles A. (Tony) Adams (2)(5)       282,228.75         13.1%

          Glenmore James (2)(6)                 19,500              *

          G. Eugene Clark (8)                     --                --

          All Officers and Directors,
          as a group, (8 persons) (7)          700,467.50         31.2%


*    Less than 1%

(1) Beneficial ownership includes voting power and investment power with respect to shares and includes shares issuable upon the exercise of outstanding stock options and warrants.

(2) The business address for these individuals is 2730 NW 31st Avenue, Portland, Oregon 97210.

(3) Includes 22,860 shares owned individually by Mr. Robert M. MacTarnahan, 73,335 shares held by Black Lake Investments, 120,000 shares held by Harmer Mill & Logging Supply Co., and 30,000 shares held by Harco Products, Inc., each of which is controlled by Mr. and Mrs. Robert M. MacTarnahan and Mr. R. Scott MacTarnahan, 43,848.75 shares which may be purchased for $3.3333 per share upon exercise of a warrant held by MacTarnahan Limited Partnership, whose general partner is Harmer Mill & Logging Supply Co. and whose limited partners are Mr. Robert M. MacTarnahan and Mrs. Ruth MacTarnahan, and 6,000 shares which may be purchased for $5.3333 per share upon exercise of a non-qualified stock option held by Mr. Robert M. MacTarnahan. The non-qualified options are immediately exercisable but are subject to repurchase at the underlying exercise price by the Company if the optionee ceases to provide service (as defined in the Company's 1994 Nonqualified Stock Option Plan) to the Company during a three-year period following the date of grant. The repurchase right expires as to one-third of the nonqualified options shares on each anniversary of the date of grant. As of February 28, 1997, options to purchase 2,000 shares of the Company's Common Stock are subject to repurchase. The repurchase rights expire in August 1997.

(4) Includes 73,335 shares held by Black Lake Investments, 120,000 shares held by Harmer Mill & Logging Supply, Co., and 30,000 shares held by Harco Products, Inc., each of which is controlled by Mr. Robert M. MacTarnahan and Mr. R. Scott MacTarnahan, 600 shares held by Mr. R. Scott MacTarnahan's spouse, 43,848.75 shares which may be purchased for $3.3333 per share upon exercise of a warrant held by MacTarnahan Limited Partnership, whose general partner is Harmer Mill & Logging Supply Co. and whose limited partners are Mr. Robert M. MacTarnahan and Mrs. Ruth MacTarnahan and, 6,000 shares which may be purchased for $5.3333 per share upon exercise of a non-qualified stock option held by Mr. R. Scott MacTarnahan. The non-qualified options are immediately exercisable but are subject to repurchase at the underlying exercise price by the Company if the optionee ceases to provide service (as defined in the Company's 1994 Nonqualified Stock Option Plan) to the Company during a three-year period following the date of grant. The repurchase right expires as to one-third of the nonqualified options shares on each anniversary of the date of grant. As of February 28, 1997, options to purchase 2,000 shares of the Company's Common Stock are subject to repurchase. The repurchase rights expire in August 1997.

(5) Includes 60,000 shares owned individually by Mr. Adams, 180,300 shares held by Electra Partners, Inc., an entity controlled by Mr. Adams, 21,030 shares held by Mr. Adams as Trustee of the Charles A. Adams Family Trust, 525 shares held by Mr. Adams' daughter and 525 shares held by Mr. Adams' son, 43,848.75 shares which may be purchased for $3.3333 upon exercise of a warrant held by Electra Partners, Inc. and 36,000 shares which may be purchased for $5.8666 per share upon exercise of an incentive stock option held by Mr. Adams.

(6) Includes 12,000 and 6,000 shares which may be purchased for $5.3333 and $7.00 per share, respectively, upon exercise of incentive stock options held by Mr. James.

(7) Includes 83,000 shares which may be purchased for prices ranging from $3.333 to $7.00 per share, upon exercise of stock options held by all Directors and officers, as a group. Includes 43,848.75 shares which may be purchased for $3.3333 per share upon exercise of a warrant held by MacTarnahan Limited Partnership and 43,848.75 shares which may be purchased for $3.3333 upon exercise of a warrant held by Electra Partners, Inc.

(8) As of January 1, 1997, Mr. Clark was no longer employed by the Company. Mr. Clark owns 1,500 shares of Common Stock of the Company and may exercise options to purchase 18,150 shares of Common Stock through April 1, 1997.

   The following table sets forth certain information regarding outstanding options and warrants to purchase shares of Common Stock of the Company as of February 28, 1997 as to (i) each person who is known by the Company to own beneficially 10% or more of the outstanding shares of the Company's Common Stock, (ii) each of the three most highly compensated officers and (iii) all Directors and officers as a group.



                             NUMBER OF SHARES OF COMMON
                                STOCK CALLED FOR BY                              DATE OF
NAME OF HOLDER                 OPTIONS AND WARRANTS            EXERCISE PRICE    EXERCISE
--------------               --------------------------        --------------    --------

MacTarnahan Limited
Partnership (1)                       43,848.75                     $3.333          (2)
Electra Partners, Inc. (1)            43,848.75                     $3.333          (2)
Robert M. MacTarnahan                  6,000                        $5.333          (2)(7)
R. Scott MacTarnahan                   6,000                        $5.333          (2)(7)
Charles A. (Tony) Adams               36,000                        $5.866          (3)
G. Eugene Clark                           --                           --           (4)
Glenmore James                        18,000                      $5.333-$7.00      (5)

All Officers and Directors
as a Group, (8 persons)              214,197.5                    $3.333-$7.00      (6)(7)



(1) MacTarnahan Limited Partnership is an entity whose general partner is Harmer Mill & Logging Supply Co. and whose limited partners are Robert M. MacTarnahan and Ruth MacTarnahan. Electra Partners, Inc. is an entity controlled by Mr. Adams.

(2) Options and Warrants are currently exercisable.

(3) As of February 28, 1997, options to purchase 20,250 shares of Common Stock were exercisable. Options to purchase the remaining 15,750 shares of Common Stock become exercisable quarterly, and will be fully exercisable in November 1998.

(4) As of January 1, 1997, Mr. Clark was no longer employed by the Company. Mr. Clark may exercise options to purchase 18,150 shares of Common Stock through April 1, 1997.

(5) As of February 28, 1997, options to purchase 6,600 shares of Common Stock were exercisable. Options to purchase the remaining 11,400 shares of Common Stock become exercisable quarterly, and will be fully exercisable as follows: 6,600 shares in November 1999, and 4,800 shares in January 2001.

(6) As of February 28, 1997, options to purchase 49,450 shares of Common Stock were exercisable. Options to purchase the remaining 33,550 shares of Common Stock become exercisable quarterly, and will be fully exercisable at various dates from July 1998 through January 2001. As of February 28, 1997, warrants to purchase 87,697.5 shares of Common Stock were exercisable.

(7) Options to purchase shares of Common Stock granted under the Company's NQSOP are immediately exercisable but are subject to repurchase at the underlying exercise price by the Company if the optionee ceases to provide service (as defined in the Company's 1994 Nonqualified Stock Option Plan) to the Company during a three-year period following the date of grant. The repurchase right expires as to one-third of the nonqualified option shares on each anniversary of the date of grant. As of February 28, 1997 options to purchase 7,000 shares of the Company's Common Stock are subject to repurchase. The repurchase rights expire in August 1997.

ITEM 11. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

LEASE AGREEMENT WITH PORTLAND BREWING BUILDING, L.L.C

   In November 1992, the Company executed a triple net, 15 year lease (with three five-year renewal options) with Portland Brewing Building Partners ("Brewing Partners"), which developed the Company's new brewery at 2730 NW 31st Avenue in Portland. Brewing Partners was an equal 50/50 partnership of Electra Partners, Inc. ("Electra"), a company controlled by Mr. Adams, and Harmer Mill & Logging Supply Co. ("Harmer"), a company controlled by Mr. and Mrs. Robert M. MacTarnahan. In 1994 and 1995, Harmer assigned its partnership interest to MacTarnahan Limited Partnership ("MLP"), whose general partner is Harmer and whose limited partners are Robert M. MacTarnahan and Ruth MacTarnahan. In 1995, Brewing Partners was dissolved and its assets, including the new brewery, were distributed to Electra and MLP, its two partners, in equal 50/50 shares. Immediately thereafter, Electra sold 24.8396 percent of the new brewery property to L & L Land Co., a general partnership consisting of Howard M. Wall, a director of the Company, and his wife, Patricia Wall; Electra retained its other 25.1604 percent interest in the new brewery property. Immediately following this conveyance, the three owners of the property (MLP, Electra and L & L Land Co.) contributed their collective 100 percent interest in the new brewery property to a new limited liability company called Portland Brewing Building, L.L.C., with each contributor receiving an interest in Portland Brewing Building, L.L.C. in the same percentage as its previous ownership of the new brewery property (a 50 percent interest for MLP, a 25.1604 interest for Electra, and a 24.8396 percent interest for L & L Land Co.)

   Monthly lease payments, which began June 15, 1993, are currently $22,060 plus property taxes, insurance and maintenance, with lease payments to be adjusted at the beginning of the sixth and eleventh years to reflect the greater of changes in the Consumer Price Index or 95% of fair market rental value. The Company believes that the terms and conditions of its lease, as amended, are fair and reasonable and are no less favorable to the Company than could be obtained from unaffiliated parties. In connection with the original negotiation of the lease in 1992 and as an inducement to provide lease financing of approximately $900,000 of special purpose tenant improvements, the Company granted Brewing Partners a warrant to purchase 87,697.5 shares of Common Stock. On December 28, 1995, the warrant was divided equally between MacTarnahan Limited Partnership and Electra Partners, Inc. The warrants are exercisable at any time through December 31, 2002, at an exercise price of $3.333 per share.

LEASE AGREEMENT WITH L & L LAND CO.

   In January 1995, the Company entered into a sublease of approximately 10,025 square feet of space (the "sublease") located in the building commonly known as 2750 N.W. 31st Avenue, Portland, Oregon (the "Adjacent Building"). The Adjacent Building was owned by an unrelated third party and was leased to Power Transmission Products, Inc., who executed the sublease in favor of the Company. The Adjacent Building includes a total of approximately 23,000 square feet of improved space. The term of the sublease expires March 31, 1999.

   In December 1995, L & L Land Co. (also appearing of record as L & L Land) acquired the Adjacent Building. L & L Land Co. is a general partnership between Howard M. Wall, a director of the Company, and his wife, Patricia Wall. In acquiring the Adjacent Building, L & L Land Co. also became the landlord under the lease to Power Transmission Products, Inc.

   Contemporaneously with the acquisition of the Adjacent Building, L & L Land Co. executed an agreement with the Company dated December 28, 1995, entitled Option to Purchase and Agreement and Option to Lease (the "Option Agreement") pursuant to which (a) L & L Land Co. granted to the Company the exclusive and irrevocable right and option to acquire the Adjacent Building, at the election of the Company to be exercised by written notice of election given no later than December 31, 1998, in which event the Company would acquire the Adjacent Building from L & L Land Co. for a total purchase price of $1,100,000 (the amount paid by L & L Land Co. to acquire the Adjacent Building), plus the amount, up to $200,000, paid by L & L Land Co. for the improvements described below, (b) L & L Land Co. granted to the Company the right and option to lease the entirety of the Adjacent Building if the Company so elects by written notice given no later than the later of the

Company receiving written confirmation that Power Transmission Products, Inc. has vacated the Adjacent Building and that L & L Land Co. has the legal ability to lease the entirety of the Adjacent Building to the Company or September 30, 1998, in which event the Adjacent Building would be leased to the Company for a 10-year term at a rent of $10,833 per month for the first five years and at a fair market rental value rate for the remaining five years, and (c) the Company agrees to lease the entirety of the Adjacent Building through March 31, 1999 in the event the Power Transmission Products, Inc. lease is terminated and Power Transmission Products, Inc. vacates the Adjacent Building prior to March 31, 1999.

   As consideration for the Option Agreement, the Company agreed to pay L & L Land Co. monthly in arrears an amount equal to interest which would accrue at the annual rate of 10% on the sum expended by L & L Land Co. for the improvements described below, up to a maximum expenditure of $200,000, with such amount to commence to accrue upon final completion of the improvements and to cease upon the earlier of acquisition of the Adjacent Building by the Company, execution of a direct lease by the Company for the entire Adjacent Building, the termination of the Option Agreement, or March 31, 1999, whichever is the earliest of such dates.

   L & L Land Co. agreed, in the Option Agreement, to construct certain improvements (consisting of a shipping dock) to the Adjacent Building. In 1996, the Company and L & L Land Co. paid approximately $400,000, split equally, for the construction of the shipping dock.

LICENSE AGREEMENT WITH ROBERT M. MACTARNAHAN

   In July 1994, the Company entered into a License Agreement ("License Agreement") with Robert M. MacTarnahan, a director of the Company, and Harmer Mill & Logging Supply Co., a company controlled by Mr. and Mrs. Robert M. MacTarnahan. Pursuant to the License Agreement, (i) Mr. MacTarnahan conveys to the Company the right to use his surname and its variation "MacTarnahan" as a Company trademark, and (ii) the Company has been granted an exclusive worldwide license to use Mr. MacTarnahan's likeness, image and other personal attributes to promote the sale of the Company's products, merchandise, and related materials. The license expires on December 31, 2093. In consideration of the license grant, the Company must pay a royalty of $1.00 per barrel of MacTarnahan's Ale sold by the Company for the term of the license. The Company has the right to terminate the Agreement on 30-days' written notice. The license shall also terminate (a) if, in any subsequent year after Dilution (as defined below), the Company or its successors fails to sell a volume of products equal to or greater than 20% of the average annual value of sales of products in the prior five (5) years, or (b) if the Company or its successors fail to make any sales of MacTarnahan's Ale for a period of twelve months. The term "Dilution" means the occurrence of any of the following: (i) MacTarnahan, his affiliates, Charles A. (Tony) Adams, Mr. Adams' affiliates, and Portland Brewing Building Partners, L.L.C., collectively, cease to own at least ten percent (10%) of the common stock of the Company (or any successor), including the shares that could be purchased by any of the foregoing upon exercise of all outstanding warrants or options granting rights to purchase Company stock; (ii) the Company sells substantially all of its assets; or (iii) the Company sells or assigns its right, title and interest to the brands "MacTarnahan's Ale," "MacTarnahan's Scottish Ale," any other version of the MacTarnahan name used as a brand name and/or the License Agreement. In the event the license is terminated or terminates, the Company must assign its rights to the trademark "MacTarnahan" and the above variations to Mr. MacTarnahan.

   Royalties paid to Harmer under the License Agreement for 1996 and 1995 were $21,974 and $15,809, respectively, based on the sale of 21,974 and 15,809 barrels, respectively, of MacTarnahan's Ale during the same periods.

                                     PART II

ITEM 1. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

   There is no public trading market for the Company's Common Stock. The Company had approximately 5,700 shareholders of record as of February 25, 1997. The Company has never declared any cash dividends on its Common Stock, nor does the Company intend to do so in the near future. Pursuant to a bank loan agreement, the Company cannot declare or pay dividends on any of its outstanding stock, except dividends payable in Common Stock of the Company, without prior written consent of the bank.

ITEM 2. LEGAL PROCEEDINGS

   As of the date of this Report on Form 10-KSB, there are no legal proceedings pending to which the Company is a party or to which any of its property is subject, and the Company does not know of any such action being contemplated.

ITEM 3. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the shareholders in the quarter ended December 31, 1996.

ITEM 5. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

   Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and Directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. Executive officers, Directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during 1996, all executive officers, Directors and greater than 10% shareholders complied with all applicable filing requirements.

ITEM 6. REPORTS ON FORM 8-K

   There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

PART F/S


INDEX TO FINANCIAL STATEMENTS

                                                                         Page

   Report of Independent Public Accountants                                F-1

   Balance Sheet as of December 31, 1996                                   F-2

   Statements of Operations for the years ended December 31, 1996
    and 1995                                                               F-3

   Statements of Stockholders' Equity for the years ended
    December 31, 1996 and 1995                                             F-4

   Statements of Cash Flows for years ended December 31, 1996 and 1995     F-5

   Notes to Financial Statements                                           F-6

   Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                 F-14

                                       PART III

ITEM 1. AND ITEM 2.   INDEX TO EXHIBITS AND DESCRIPTION OF EXHIBITS


   Exhibit
   Number                  Description
   -------                 -----------

      3.1      Articles of Incorporation, as amended (5)

      3.2      Amended and Restated Bylaws

      4.1      Specimen of Common Stock Certificate (1)

     10.1 Indenture of Lease between the Company and Portland Brewing Building Partners dated November 4, 1992, as amended (1)

     10.2 Sublease between the Company, Power Transmission Products, Inc., and Pacific Realty Associates, L.P., dated
               January 26, 1995 (1)

     10.3 Lease Agreement between the Company and Leonard G. Johnson dated April 27, 1994 (5)

     10.4      Warrant issued to Electra Partners, Inc. dated
               March 25, 1996 (2)

     10.5 Warrant issued to MacTarnahan Limited Partnership dated March 25, 1996 (2)

     10.6 License Agreement between the Company, R. M. MacTarnahan and Harmer Company dated July 1, 1994 (1)

     10.7 The Company's 1992 Incentive Stock Option Plan and Specimen Form Plan Documents (1)

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

     10.11     Distribution Agreement between the Company and Columbia
                Distributing, dated April 8, 1996 (5)

   Exhibit
   Number                  Description
   -------                 -----------
     10.12     Restated Cash Incentive Plan, as amended (1)

     10.13 The Company's Stock Offering Purchase Plan for Employees and Specimen Form Plan (1)

     10.14 Option to Purchase and Agreement and Option to Lease between the Company and L&L Land Co., dated December 1995(2)

     10.15 Indenture of Lease between the Company and Western Stations Co. dated May 1, 1995 (3)

     10.16 Manufacturing Services Agreement between the Company and The Stroh Brewery Company dated January 31, 1996 (4)

     10.17 Purchase Agreement between the Company and Robert Edwards doing business as Bogart's dated January 25, 1996 (5)

     11.0      Statement re: computation of per share earnings

     23.0      Consent of Arthur Andersen LLP

     24.1      Power of Attorney of Edwin Hunt

     24.2      Power of Attorney of R. Scott. MacTarnahan

     24.3      Power of Attorney of Robert M. MacTarnahan

     24.4      Power of Attorney of Simon C. Ostler

     24.5      Power of Attorney of Howard M. Wall, Jr.

     27        Financial Data Schedule

--------------

(1) Incorporated by reference to the Company's Form SB-1 (Commission File No. 33-90914-LA) as filed with the Commission on April 4, 1995.
(2) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1995 as filed with the Commission on March 28, 1996.
(3) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1996 as filed with the Commission on May 2, 1996.
(4)  Incorporated by reference to the Company's Form 10-QSB/a
     No.1 for the quarter ended March 31, 1996 as filed with the Commission on July 31, 1996.
(5) Incorporate by reference to the Company's Form 10-QSB for the quarter ended September 30, 1996 as filed with the Commission on November 12, 1996.

                                      SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 1997

                                   PORTLAND BREWING COMPANY


                                   By:  /s/  CHARLES A. ADAMS
                                      ---------------------------------------
                                      Charles A. Adams, Chairman of the Board
                                      and President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                           TITLE                               DATE
---------                           -----                               ----


/s/ CHARLES A. ADAMS
---------------------------     Chairman of the Board and President    March 21, 1997
Charles A. Adams                (Principal Executive Officer)


/s/ GLENMORE JAMES              Chief Financial Officer
---------------------------     (Principal Financial and               March 21, 1997
Glenmore James                  Accounting Officer)


* EDWIN HUNT
---------------------------     Director                               March 21, 1997
Edwin Hunt


* ROBERT M. MACTARNAHAN
----------------------------    Director                               March 21, 1997
Robert M. MacTarnahan


* R. SCOTT MACTARNAHAN
----------------------------    Director                               March 21, 1997
R. Scott MacTarnahan


* HOWARD M. WALL, JR.
----------------------------    Director                               March 21, 1997
Howard M. Wall, Jr.


* BY: /s/ CHARLES A. ADAMS
      ----------------------
Charles A. Adams
Attorney-in-fact


                       Report of Independent Public Accountants


To the Board of Directors and Shareholders of Portland Brewing Company:

We have audited the accompanying balance sheet of Portland Brewing Company (an Oregon Corporation) as of December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for each of the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Portland Brewing Company as of December 31, 1996, and the results of its operations and its cash flows for each of the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

                                  Arthur Andersen LLP


Portland, Oregon,
February 28, 1997

                               PORTLAND BREWING COMPANY
                                    BALANCE SHEET



                                        ASSETS

                                                              December 31, 1996
                                                              -----------------
CURRENT ASSETS:
  Cash                                                           $    49,054
  Accounts receivable (net of allowance of $56,155)                  787,930
  Inventories                                                        675,680
  Prepaid assets                                                     331,296
  Income tax receivable                                               79,970
  Deferred income taxes                                               89,411
                                                              -----------------
          Total current assets                                     2,013,341

Property and equipment, net                                        9,548,288
Other assets, net                                                    252,999
                                                              -----------------
          Total assets                                           $11,814,628
                                                                 ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                $ 1,008,634
 Customer deposits held                                              210,105
 Accrued payroll                                                     100,864
 Other accrued liabilities                                            50,027
 Line of credit                                                      300,000
 Current portion of long term debt                                   400,603
                                                              -----------------
          Total current liabilities                                2,070,233

Long term debt, less current portion                               2,904,780


STOCKHOLDERS' EQUITY:
  Preferred stock, no par value, 100,000 shares
    authorized, no shares issued                                          --
  Common stock, no par value, 5,000,000 shares authorized
    2,074,943 shares issued and outstanding                        6,715,798
  Stock notes receivable                                              (2,524)
  Retained earnings                                                  126,341
                                                              -----------------
          Total stockholders' equity                               6,839,615
                                                              -----------------
          Total liabilities and stockholders' equity             $11,814,628
                                                                 ===========

        The accompanying notes are an integral part of this balance sheet.

                               PORTLAND BREWING COMPANY
                               STATEMENTS OF OPERATIONS


                                                      Year Ended December 31,
                                                      -----------------------
                                                         1996          1995
                                                      -----------  -----------
Sales                                                 $12,866,563  $11,605,670
Less- Excise tax                                          711,856      604,274
                                                      -----------  -----------
          Net sales                                     12,154,70   11,001,396

Cost of sales                                           8,336,674    7,052,966
                                                      -----------  -----------
Gross profit                                            3,818,033    3,948,430

General and administrative expenses                     1,779,760    1,298,268
Sales and marketing expenses                            2,462,418    2,171,699
                                                      -----------  -----------
(Loss) income from operations                            (424,145)     478,463

Other expense, net
  Interest expense                                        (84,544)    (103,402)
  Other expense, net                                      (20,769)     (17,041)
                                                      -----------  -----------

          Total other expense, net                       (105,313)    (120,443)
                                                      -----------  -----------
Net (loss) income before income taxes                    (529,458)     358,020
(Benefit from) provision for income taxes                (149,308)     119,171
                                                      -----------  -----------

          Net (loss) income                           $  (380,150) $   238,849
                                                      ===========  ===========

Net (loss) income per share                                $(0.18)       $0.13
                                                      ===========  ===========

Shares used in per share calculations                   2,070,141    1,868,002


           The accompanying notes are an integral part of these statements.

                               PORTLAND BREWING COMPANY
                          STATEMENTS OF STOCKHOLDERS' EQUITY

                                            Common Stock
                                     ---------------------------
                                                                       Stock Notes       Retained
                                        Shares         Amount          Receivable        Earnings         Total
                                     ------------    -----------       -----------      -----------    -----------
December 31,1994                       1,660,720     $4,317,191        $  (9,975)        $ 267,642     $4,574,858

Issuance of common stock, net
  of offering costs                      414,423      2,410,505                -                 -      2,410,505

Repurchase of common stock                (4,500)       (31,500)               -                 -        (31,500)

Issuance of stock notes
  receivable, (net of repayments)              -              -            (8,285)               -         (8,285)

Net income                                     -              -                 -          238,849        238,849
                                     ------------    -----------       -----------      -----------    -----------

December 31, 1995                      2,070,643      $6,696,196          $(18,260)       $506,491     $7,184,427

Issuance of common stock, net
  of offering costs                        4,500          21,002                 -               -         21,002

Repurchase of common stock                  (200)         (1,400)                -               -         (1,400)

Repayment of stock notes
  receivable                                   -               -            15,736               -         15,736

Net loss                                       -               -                 -        (380,150)      (380,150)
                                     ------------    -----------       -----------      -----------    -----------

December 31, 1996                       2,074,943     $6,715,798           $(2,524)     $  126,341     $6,839,615
                                        =========     ==========       ===========      ==========     ==========

             The accompanying notes are an integral part of these statements.

                               PORTLAND BREWING COMPANY
                               STATEMENTS OF CASH FLOWS

                                                                 Year Ended December 31,
                                                            -------------------------------
                                                                1996               1995
                                                            -------------      ------------
Cash flows relating to operating activities:
  Net (loss) income                                         $   (380,150)      $   238,849
  Adjustments to reconcile net (loss) income to net cash
     provided by operating activities
      Depreciation                                               843,488           536,271
      Amortization                                               218,728            70,288
      Change in net deferred income taxes                       (111,789)          (10,397)
      Gain (loss) on sale of asset                                 1,771           (21,021)
      (Increase) decrease in:
        Accounts receivable, net                                 (67,668)         (190,895)
        Inventories                                               31,465          (224,388)
        Prepaid assets                                          (130,875)         (138,495)
        Income tax receivable                                    (38,789)          (25,023)
      (Decrease) increase in:
        Accounts payable                                         425,884           (16,938)
        Customer deposits held                                    44,179            30,021
        Accrued payroll and other liabilities                    (33,180)           48,188
                                                            --------------     ------------
          Net cash provided by operating activities              803,064           296,460
                                                            --------------     ------------
Cash flows relating to investing activities:
  Purchase of plant and equipment                             (3,667,413)       (3,661,868)
  Proceeds from sale of plant and equipment                       25,200            36,475
  Changes in other assets                                       (309,539)          (51,230)
                                                            --------------     ------------
        Net cash used in investing activities                 (3,951,752)       (3,676,623)
                                                            --------------     ------------
Cash flows relating to financing activities:
  Draw from credit line, current                                 300,000                 -
  Draw from credit facility, long term                         3,342,521         3,629,444
  Repayments of long term debt                                  (636,583)       (3,029,999)
  Issuance of common stock, net                                   19,602         2,379,005
  Changes in stock notes receivable                               15,736            (8,285)
                                                            --------------     ------------
        Net cash provided by financing activities              3,041,276         2,970,165
                                                            --------------     ------------
Net decrease in cash                                            (107,412)         (409,998)
                                                            --------------     ------------
Cash, beginning of period                                        156,466           566,464
                                                            --------------     ------------
Cash, end of period                                            $  49,054        $  156,466
                                                                 ==========     ===========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest,
      net of amount capitalized                                $  84,544      $     95,116
    Cash paid during the period for taxes                             --           120,000

           The accompanying notes are an integral part of these statements.

                               PORTLAND BREWING COMPANY
                             NOTES TO FINANCIAL STATEMENTS


1.  DESCRIPTION OF BUSINESS:

    Portland Brewing Company (the Company) is a regional specialty brewer which opened for business in January 1986. The Company's first facility consisted of a brewery and a small pub (Flanders Street Pub). The Company expanded its operations with the opening of a new facility in June 1993, featuring 140 barrel classic copper brewing vessels, fermentation tanks and other equipment which enables the Company to produce lager beers as well as ales. The Company has a potential beer producing capacity of 135,000 barrels per year. Shipments in barrel equivalents were 66,672 and 62,622 for the years ended December 31, 1996 and 1995, respectively. The Company sells its products in Oregon, and the western and midwestern United States.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenue from the sale of products is recognized at the time of shipment to the customer.

INVENTORIES

Inventories are stated at the lower of average cost, which approximates the first-in, first-out (FIFO) method, or market and include materials, labor and manufacturing overhead. Inventories consist of the following at December 31, 1996:

       Raw materials                   $  180,613
       Work-in-process                    140,684
       Finished goods                     123,113
       Merchandise                         96,546
       Kegs, inventory value              134,724
                                     --------------
                                       $  675,680
                                       ==========

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Interest costs related to the construction of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives. The Company capitalized net interest costs of approximately $81,000 and $30,000 in 1996 and 1995, respectively. Property and equipment consists of the following at December 31, 1996:

       Brewing plant and equipment                    $  7,393,922
       Office and laboratory equipment and vehicles        639,652
       Kegs                                                973,517
       Construction in progress                            279,783
       Leasehold improvements                            2,257,781
                                                       -----------
           Total property and equipment                 11,544,655
  Less- Accumulated depreciation                        (1,996,367)
                                                       -----------
                                                       $ 9,548,288
                                                       ===========

Property and equipment is depreciated using the straight-line method over estimated useful lives as follows:

                                                             Years

       Brewing plant and equipment                           10-20
       Office and laboratory equipment and vehicles           5-10
       Leasehold improvements                                 5-15
       Kegs                                                     5

PACKAGE DESIGN

Package design costs, which include costs related to design, plates, and dyes, are amortized on a straight-line basis over three years. Package design costs, net of accumulated amortization were $159,718 and $99,431 at December 31, 1996 and 1995, respectively. Amortization expense related to package design costs, which is included in selling and marketing expense, was $81,822 and $51,821 in 1996 and 1995, respectively.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws and tax rates. Deferred income tax expenses or credits are based on the changes in the financial statement basis versus the tax basis in the Company's assets or liabilities from period to period.

NET (LOSS) INCOME PER SHARE

Net loss per share is based upon the weighted average shares of common stock outstanding for the period. Net income per share is based upon the weighted average shares of common stock and stock equivalents outstanding for the period. The difference between income per share and fully diluted income per share is not significant.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Total advertising expense was $249,897 and $204,791 in 1996 and 1995, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

All current assets and liabilities are carried at cost, which approximates fair value because of the short-term nature of those instruments. The recorded amounts of the Company's long-term debt also approximate fair value, as estimated using discounted cash flow analysis.

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of trade accounts receivable. For the periods ended December 31, 1996 and 1995, 16 percent and 32 percent, respectively, of net sales were through a single distributor. At December 31, 1996, 36 percent of total accounts receivable was attributable to a single distributor.

IMPAIRMENT OF LONG-LIVED ASSETS

In 1995, the FASB issued SFAS No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of". Adoption of SFAS No. 121 on a prospective basis is required for fiscal years beginning after December 15, 1995. The Company adopted SFAS No.121, with no effect on its financial position or results of operations, in 1996.

3.     LINES OF CREDIT AND LONG-TERM DEBT:

The Company has a $1,000,000 revolving line of credit with a bank. The interest rate used for this credit line is based on the bank's reference rate and interest is payable monthly. The reference rate was 8.25 percent at December 31, 1996. The outstanding principal balance, plus accrued interest, is due and payable at maturity, May 1, 1997. At December 31, 1996, there was $300,000 outstanding under this line of credit.

The Company also has a $2,000,000 non-revolving equipment line of credit with a bank. The line may be used to finance up to 80 percent of the cost of new equipment and 55 percent of the cost of leasehold improvements, and converts to a term loan on May 1, 1997, at which time the advances made against the line shall be repaid in 84 successive equal monthly installments. The line of credit has two applicable interest rates: a LIBOR rate for $500,000, and the bank's reference rate plus 1/2 percent for the remainder; these interest rates were 7.5 percent and 8.75 percent, respectively, as of December 31, 1996. At December 31, 1996, there was $1,999,148 outstanding on this line of credit.

In January 1996, the balance outstanding under a $1,400,000 non-revolving line of credit with a bank was converted to a term loan with a fixed rate at
7.55 percent. In July 1996, an additional amount was borrowed under the non-revolving line of credit and was converted to a term loan, with a fixed rate of 8.75 percent. Payments of principal and interest are due in equal monthly installments with the final payment due on both term loans on January 1, 2003. At December 31, 1996, the outstanding balance on these term loans was $ 1,306,235.

These line of credit agreements and term loan are secured by all assets of the Company, including receivables, inventory, and property and equipment and contain restrictions relating to specified financial ratios and restrictions on dividend payments, as well as the lender's standard covenants and restrictions. The lender has recently revised the covenant requirements and, in Management's opinion, the Company will be able to maintain compliance with these covenants through December 31, 1997.

Principal payment requirements on long-term debt are as follows for the years ending December 31:


                   1997        $  400,603
                   1998           531,698
                   1999           531,698
                   2000           531,698
                   2001           492,178
                Thereafter        817,508
                             -------------
                               $3,305,383
                               ==========


4.     LEASES:

The following is a schedule of minimum future lease payments as of December 31:

                   1997        $  393,502
                   1998           386,462
                   1999           387,650
                   2000           341,488
                   2001           325,902
                Thereafter      1,827,212
                             -------------
Total minimum lease payments   $3,662,216
                               ==========

Rental expense incurred on operating leases was $421,614 and $370,520 in 1996 and 1995, respectively.

5.     INCOME TAXES:

The components of the (benefit from) provision for income taxes are:

                                          Year Ended December 31,
                                          -----------------------
                                             1996         1995
                                          ----------   ----------
                    Current              $  (37,519)    $129,568
                    Deferred               (111,789)     (10,397)
                                         ------------  ----------
                                         $ (149,308)    $119,171
                                         ===========    ========

The components of the net deferred tax assets and liabilities as of December 31, 1996 are as follows:

       Deferred tax assets, current-
        Basis difference in inventory               $   35,699
         Other                                          53,712
                                                    ----------
          Total current deferred tax assets         $   89,411
                                                    ==========
       Deferred tax assets, long-term-
        Net operating loss carryforwards            $  207,775
        Tax credits                                    144,212
                                                    ----------
         Total long-term deferred tax assets           351,987

       Deferred tax liabilities-
        Basis difference in property, plant
         and equipment                                 (334,498)
                                                    -----------
     Net long-term deferred tax assets              $    17,489
                                                    ===========

The Company believes that deferred tax assets will be fully realized based upon future reversals of existing temporary differences, future earnings or available tax strategies. Accordingly, there was no valuation allowance on deferred tax assets at December 31, 1996.

As of December 31, 1996 and 1995, the reported provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34 percent to income before provision for income taxes as follows:

                                                           December 31,
                                                         --------------
                                                          1996     1995
                                                         ------   ------
       Statutory tax rate                                (34.0)%   34.0%
       Effect of graduated federal rate                     --     (3.0)
       State and local taxes, net of federal benefit      (6.4)     1.5
       Recognition of tax credits                           --     (1.5)
       Effect of nondeductible expenses                    3.2      6.2
       Limit on benefit of net operating loss carryback    8.5       --
       Other                                               0.5     (3.9)
                                                         -------  ------
       Income tax (benefit) provision                    (28.2)%   33.3%
                                                         =======   =====

6.     RELATED PARTY TRANSACTIONS:

LEASE AGREEMENT WITH PORTLAND BREWING BUILDING, LLC

The Company leases the property at 2730 NW 31st Avenue in Portland, Oregon from Portland Brewing Building, L.L.C., which is an entity controlled by an officer and director and two other directors of the Company. Monthly lease payments are currently $22,060 plus property taxes, insurance and maintenance, with lease payments to be adjusted at the beginning of the sixth and eleventh years to reflect the greater of changes in the Consumer Price Index or 95% of fair market rental value. The lease expires in August 2008. In connection with the original negotiation of the lease in 1992, the Company granted the lessors a warrant to purchase 87,697.5 shares of

Common Stock. The warrants are exercisable at any time through December 31, 2002, at an exercise price of $3.333 per share.

LEASE AGREEMENT WITH L & L LAND CO.

In 1995 the Company entered into a sublease for a portion of the building adjacent to the main brewery with the current lessee, Power Transmission Products, Inc. An option agreement was entered into with the owner of the building, L & L Land Co., which entitles the Company to an option to purchase the building for $1,100,000 plus an amount paid for improvements to the building consisting of a shipping dock. In 1996, the Company and L & L Land Co. paid approximately $400,000, split equally, for the construction of the shipping dock at the adjacent building. The option expires on December 31, 1998.

The Company believes that the terms and conditions of its leases are fair and reasonable and are no less favorable to the Company than could be obtained from unaffiliated parties.

LICENSE AGREEMENT

The Company entered into a license agreement with one of its board members to utilize his name and likeness. The amount of the royalty owed is $1 per barrel of MacTarnahan's Amber Ale sold. Royalties paid under the license agreement for 1996 and 1995 were $21,974 and $15,809, respectively, based on the sale of 21,974 and 15,809 barrels, respectively, of MacTarnahan's Amber Ale during the same periods.

7.   STOCKHOLDERS' EQUITY:

During the year ended December 31, 1995, the Company had a direct common stock offering to the public. The Company issued 414,423 shares and the proceeds of the offering were $2,410,505, net of offering costs. Included in the above issuance were 2,600 shares of stock to certain employees at $7.00 per share. These shares were exchanged for stock notes receivable which are being paid back to the Company through payroll deductions.

8.   STOCK-BASED COMPENSATION PLANS:

INCENTIVE STOCK OPTION PLAN

The Company's 1992 Incentive Stock Option Plan ("ISOP") is administered by the Board of Directors and provides for grants of options to acquire shares of the Company's common stock, subject to the limitations set forth in the ISOP. The number of stock options available for grant under the ISOP is 163,500. Pursuant to the ISOP, the Board of Directors has the authority to set the terms and conditions of the options granted, but cannot set the option exercise price at less than 100 percent of the fair market value of the subject shares of common stock at the time the option is granted. Options vest quarterly over a 12- to 60-month period, with 45,675 shares exercisable at December 31, 1996.

Activity under the ISOP is summarized as follows:

                                     Shares Available    Shares Subject     Exercise Price
                                        for Grant          to Options         Per Share
                                     ----------------    --------------     --------------
Balances, December 31, 1994             30,000               133,500          $3.33-$5.87
Options canceled                        16,500               (16,500)         $3.33-$5.87
                                       --------              --------         -----------
Balances, December 31, 1995             46,500               117,000          $3.33-$5.87
Options granted                        (46,750)               46,750             $7.00
Options exercised                           --                (4,500)         $3.33-$5.33
Options canceled                        17,750               (17,750)         $5.33-$7.00
                                       -------               --------         -----------
Balances, December 31, 1996             17,500               141,500          $3.33-$7.00
                                        ======               =======          ===========


NONQUALIFIED STOCK OPTION PLAN

In August 1994, the Board of Directors approved a Nonqualified Stock Option Plan ("NQSOP"). The NQSOP provides for the issuance of 45,000 stock options to employees, nonemployee members of the Board of Directors, consultants and other independent contractors who provide valuable service to the Company, at a minimum of 85 percent of fair market value and have a term of 10 years. The options are immediately exercisable but are subject to repurchase at cost by the Company if the optionee ceases to provide service (as defined by the NQSOP) to the Company during the three-year period following the date of the grant. The repurchase right shall lapse as to one-third of the option shares on each anniversary of the grant, and expires in August 1997. At December 31, 1996 and 1995, 21,000 options had been granted at $5.33. As of December 31, 1996, options to purchase 14,000 shares were exercisable.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 (SFAS 123)

During 1995, the Financial Accounting Standards Board issued SFAS 123, which defines a fair value based method of accounting for employee stock options and similar equity instruments and encourages all entities to adopt that method of accounting for all employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB 25. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied.

The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted using the Black-Scholes option-pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants in 1996. No options were granted in 1995.

               Risk-free interest rate       5.7%
               Expected dividend yield       0  %
               Expected lives                6 years
               Expected volatility           57 %

The total value of options granted during 1996 was computed as approximately $192,000, which will be amortized on a pro forma basis over the five-year vesting period of the options. The weighted average fair value of options granted during 1996 was $4.11 per share. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's pro forma net loss and pro forma net loss per share for the year ended December 31, 1996 would have been as follows:

                                        As Reported          Pro Forma
                                        ------------         ------------
Net loss                                $  (380,150)         $  (418,935)
Net loss per share                      $     (0.18)         $     (0.20)


The effect of applying SFAS 123 in this pro forma disclosure is not indicative of future results. SFAS 123 does not apply to awards prior to January 1, 1995. Additional awards are anticipated in future years.

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:



                 Options Outstanding                         Options Exercisable
------------------------------------------------------    ---------------------------
                               Weighted
                Number          Average       Weighted       Number         Weighted
            Outstanding at     Remaining       Average    Exercisable at     Average
Exercise     December 31,     Contractual     Exercise     December 31,      Exercise
 Price          1996             Life           Price         1996            Price
--------    --------------    -----------     ---------   --------------    ---------

$7.00           36,750        8.92 years       $7.00             --             --

$7.00           10,000        9.50 years       $7.00             --             --



CASH INCENTIVE PLAN

Under the Company's Cash Incentive Plan 10 percent of net profits are available for bonus to all employees. Bonuses are recommended by the President to the Board of Directors who has the authority to approve or withhold any or all bonuses. For the years ended December 31, 1996 and 1995, bonuses totaled $0, and $24,498, respectively.


                                      F13

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following table sets forth for the periods indicated the percentage relationships to sales of certain statement of operations data:

                                              Year Ended December 31,
                                             ------------------------
                                               1996            1995
                                             -------          -------
Net sales                                     100.0%           100.0%
Cost of sales                                  68.6             64.1
                                             -------          -------
Gross profit                                   31.4             35.9
General and administrative expenses            14.6             11.8
Sales and marketing expenses                   20.3             19.7
                                             -------          -------
Operating (loss) income                        (3.5)             4.4
Other expense, net                             (0.8)            (1.1)
                                             -------          -------
(Loss) income before taxes                     (4.3)             3.3
(Benefit from) provision for income taxes      (1.2)             1.1
                                             -------          -------
Net (loss) income                              (3.1)%            2.2%

Barrels shipped                               66,672           62,622


RESULTS OF OPERATIONS

    Net sales in 1996 increased 10% to $12.2 million from $11.0 million in 1995. Gross profit decreased to $3.8 million (31.4% of net sales) in 1996 from $3.9 million (35.9% of net sales) in 1995. The decrease in gross profit was a result of price increases in ingredients and the mix of products sold, pre-operating costs of approximately $166,000 related to establishing a brewing contract with a brewer located in the midwestern U.S., and costs of approximately $117,000 related to the expansion of the Company's Flanders Street restaurant. Additionally, restaurant sales, as a percentage of total revenues, were greater in 1996 than in 1995, and cost of sales as a percentage of net revenues is higher for the Company's restaurant operations than its brewery operations.

    General and administrative expenses increased 37% to $1.8 million (14.6% of net sales) in 1996 from $1.3 million (11.8% of net sales) in 1995. The increase primarily resulted from continued infrastructure improvements and organizational development, additional expenses related to the development of management systems for the Company's two restaurants, and expenses associated with reporting as a public company.

    Sales and marketing expenses increased 13% to $2.5 million (20.3% of net sales) in 1996 from $2.2 million (19.7% of net sales) in 1995. The increase primarily resulted from expansion of the Company's sales organization in the midwestern U.S.

    Interest expense decreased to $85,000 in 1996 from $103,000 in 1995. Although capital expenditures were approximately the same in 1996 and 1995, proportionately more of the Company's interest costs on such expenditures were capitalized in 1996 than in 1995.

    The Company's effective tax rate in 1995 was approximately 33%. In 1996, the Company recorded a benefit from income taxes at an effective tax rate of approximately 28%.


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

    The Company has a $1,000,000 revolving line of credit with a bank, bearing interest at the bank's reference rate (8.25% at December 31, 1996), with interest payable monthly, due and payable on May 1, 1997. At December 31, 1996, $300,000 was outstanding under this line of credit. The Company has a $2,000,000 nonrevolving equipment line of credit with a bank, which is available to finance up to 80% of the cost of new equipment, and up to 55% of the invoice cost of leasehold improvements. The nonrevolving equipment line of credit converts to a term loan on May 1, 1997, at which time advances made against the line shall be repaid in 84 equal monthly installments. This line of credit has two applicable interest rates: a LIBOR rate for $500,000, and the bank's reference rate plus 1/2% for the remainder (7.5% and 8.75%, respectively as of December 31, 1996). At December 31, 1996, approximately $2.0 million was outstanding under this equipment line of credit. The Company also has a term loan outstanding with a bank. At December 31, 1996, $1.3 million was outstanding under this term loan. The term loan bears interest at a fixed rate of 7.55% for $520,000 of the loan with the remaining $785,000 bearing interest at the bank's reference rate plus 1/2% (8.75% at December 31, 1996). SEE NOTE 3 OF NOTES TO FINANCIAL STATEMENTS.

    The Company expended approximately $3.7 million in capital expenditures in 1996 principally to improve product and process quality, implement production efficiencies, increase capacity and expand one of its restaurants. These expenditures were funded primarily through bank debt. The Company anticipates no significant capital expenditures in 1997.

    The Company's working capital requirements over the next year are expected to be met from cash flow from operations, funds available under the Company's line of credit facilities and, if appropriate, additional equity offerings.