Form 10QSB
period 1997-03-31
PORTLAND BREWING CO /OR/
filed 1997-05-13
CIK 943658

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

/ /  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to
                              -------------    -------------

Commission file number    0 - 25836

                           PORTLAND BREWING COMPANY
       (Exact Name of Small Business Issuer as Specified in Its Charter)

           OREGON                                      93-0865997
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

               2730 N.W. 31st Avenue, Portland, Oregon 97210
                  (Address of Principal Executive Offices)

                                 (503)226-7623
                (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
    -------     -------

    State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:  2,074,943   shares of
common stock as of  May 8, 1997.

    Transitional Small Business Disclosure Format (check one):

Yes    X      No
    -------     -------

                                   PART I

                            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           PORTLAND BREWING COMPANY
                                 Balance Sheet

                                    ASSETS

                                                   March 31,    December 31,
                                                     1997           1996
                                                --------------  -------------
                                                 (Unaudited)
CURRENT ASSETS:
  Cash                                          $      66,365   $     49,054
  Accounts receivable, net                            871,723        787,930
  Inventories                                         737,058        675,680
  Prepaid assets                                      308,613        331,296
  Income tax receivable                                51,914         79,970
  Deferred income taxes                                89,411         89,411
                                                -------------   ------------
    Total current assets                            2,125,084      2,013,341

Property and equipment, net                         9,430,943      9,548,288
Other assets, net                                     255,353        252,999
                                                -------------   ------------

    Total assets                                $ 11,811,380    $ 11,814,628
                                                -------------   ------------
                                                -------------   ------------
       The accompanying notes are an integral part of these statements.

                           PORTLAND BREWING COMPANY
                                 Balance Sheet

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   March 31,    December 31,
                                                     1997           1996
                                                --------------  -------------
                                                 (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                               $    953,275   $  1,008,634
  Customer deposits held                              175,863        210,105
  Accrued payroll                                     120,163        100,864
  Other accrued liabilities                            24,710         50,027
  Line of credit                                      675,000        300,000
  Current portion of long term debt                   496,000        400,603
                                                 ------------   ------------

    Total current liabilities                       2,445,011      2,070,233

  Long-term debt, less current portion              2,755,116      2,904,780


STOCKHOLDERS' EQUITY:
  Preferred stock, no par value, 100,000
    shares authorized, no shares issued.                  _              _
  Common stock, no par value, 5,000,000
    shares authorized, 2,074,943 shares
    issued and outstanding.                         6,715,798      6,715,798
  Stock notes receivable                               (1,975)        (2,524)
  Retained earnings (deficit)                        (102,570)       126,341
                                                 ------------   ------------

    Total stockholders' equity                      6,611,253      6,839,615
                                                 ------------   ------------

    Total liabilities and stockholders' equity   $ 11,811,380   $ 11,814,628
                                                 ------------   ------------
                                                 ------------   ------------

       The accompanying notes are an integral part of these statements.

                           PORTLAND BREWING COMPANY
                           Statements of Operations
                                 (Unaudited)

                                                   Three months ended
                                                         March 31,
                                                --------------------------
                                                    1997          1996
                                                -----------    -----------
Sales                                           $ 2,782,351    $ 3,154,436

Less-excise tax                                     118,197        223,390
                                                -----------    -----------
  Net sales                                       2,664,154      2,931,046

Cost of sales                                     1,931,177      1,953,665
                                                -----------    -----------
Gross profit                                        732,977        977,381

General and administrative expenses                 351,777        426,608
Sales and marketing expenses                        542,762        493,931
                                                -----------    -----------

Income (loss) from operations                      (161,562)         56,842

Interest expense                                     63,936         14,358
Other expense, net                                    3,413          3,559
                                                -----------    -----------

   Total other expense, net                          67,349         17,917
                                                -----------    -----------

Net income (loss) before income taxes             (228,911)         38,925

Provision for income taxes                                0         15,800
                                                -----------    -----------

  Net income (loss)                             $  (228,911)      $  23,125
                                                -----------    -----------
                                                -----------    -----------

Net income (loss) per share                       $  (0.11)        $  0.01
                                                -----------    -----------
                                                -----------    -----------

Shares used in per share calculations             2,074,943      2,147,236

       The accompanying notes are an integral part of these statements.

                           PORTLAND BREWING COMPANY
                      Condensed Statements of Cash Flows
                                 (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                     --------------------------
                                                         1997           1996
                                                     ------------   -----------
Net cash (used in) provided by operating activities  $  (126,553)   $  160,565
                                                     -----------    ----------

Net cash used in investing activities                   (177,418)     (648,531)
                                                     -----------    ----------

Net cash provided by financing activities                 321,282      346,662
                                                     -----------    ----------

Increase (decrease) in cash                                17,311     (141,304)
                                                     -----------    ----------

Cash, beginning of period                                  49,054      156,466
                                                     -----------    ----------

Cash, end of period                                  $     66,365   $   15,162
                                                     -----------    ----------
                                                     -----------    ----------

        The accompanying notes are an integral part of these statements.

                           PORTLAND BREWING COMPANY
                        Notes to Financial Statements
                                 (Unaudited)
1. Basis of Presentation

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996. This quarterly report should be read in conjunction with such Annual Report.

Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1997, or any portion thereof.

2. Impact of Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, Disclosure of Information About Capital Structure" ("SFAS 129"), which are effective for fiscal years ending after December 15, 1997. The Company believes the implementation of these statements will not have a material effect on its results of operations or financial statement disclosures.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996 COMPARISON

     Net sales in the first quarter of 1997 decreased 9% to $2,664,154 from $2,931,046 in the same period 1996. Gross profit decreased to $732,977 (28% of net sales) in the first quarter of 1997 from $977,381 (33% of net sales) for the same period in 1996. The decrease in gross profit was a result of lower fixed overhead cost recovery due to lower production volumes compared to total capacity. Restaurant sales, as a percentage of total revenues, were greater in 1997 than in 1996, and cost of sales as a percentage of net revenues is higher for the Company's restaurant operations than its brewery operations. Shipments for the three months ended March 31, 1997 were 13,891 barrels, a decrease of 19% from 17,200 barrels for the three months ended March 31, 1996. The shortfall in shipments is due to continued competitive pressure caused by product proliferation, particularly in the specialty beer segment of the market.

     General and administrative expenses decreased 18% to $351,777 (13% of net sales) in the first quarter of 1997 from $426,608 (15% of net sales) for the same period in 1996. The decrease is due to the effect of downsizing, attrition and cost containment programs.

     Sales and marketing expenses increased 10% to $542,762 (20% of net sales) in the first quarter of 1997 from $493,931 (17% of net sales) for the same period in 1996. The increase resulted from further sales organization development and new product releases.

     Interest expense increased to $63,936 in the first quarter of 1997 from $14,358 for the same quarter in 1996. The increase is a result of increased debt outstanding for the quarter, compared to 1996.

     The net loss for the quarter ended March 31, 1997 was $228,911, depreciation and amortization totaled $303,866 and capital expenditures totaled $144,693. This compares to net income of $23,125, depreciation and amortization of $212,886 and capital expenditures of $586,661 for the quarter ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital principally to fund its working capital needs. The Company has met its capital requirements through cash flow from operations, bank borrowings and the private and public sale of its Common Stock.

     The Company has a $1,000,000 revolving line of credit with a bank which bears interest at the bank's reference rate (8.5% at March 31, 1997). At March 31, 1997, $675,000 was outstanding under the revolving line of credit. The Company has a $2,000,000 non-revolving equipment line of credit with a bank, which converts to a term loan on June 2, 1997. Amounts outstanding under the equipment line, $1,999,149, bear interest at LIBOR (7.65% at March 31, 1997). The Company also has a term loan outstanding with a bank. At March 31, 1997, $1,251,967 was outstanding under this term loan. The term loan bears interest at a fixed rate of 7.55% for $499,537 of the loan with the remaining $752,430 bearing interest at the bank's reference rate plus 1/2% (9.00% at March 31, 1997). During April 1997 the credit facility with the company's bank was renewed through April 1998.

     The Company's working capital requirements over the next year are expected to be met from cash flow from operations, funds available under the Company's line of credit facilities and, if appropriate, additional equity offerings.

                                    PART II

                               OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

Exhibit Number               Description
--------------               -----------

Exhibit 11                   Calculation of net income (loss) per share

Exhibit 27                   Financial Data Schedule


(b) REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PORTLAND BREWING COMPANY
                                       ----------------------------------------
                                                      (Registrant)

Date    5/8/97                           /s/  CHARLES A. ADAMS
     ----------------                  ----------------------------------------
                                                       (Signature)
                                       Charles A. Adams, Chairman of the Board
                                       and President (Principal Executive
                                       Officer)

Date    5/8/97                           /s/  GLENMORE JAMES
     ----------------                  ----------------------------------------
                                                       (Signature)
                                       Glenmore James, Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)