Form 10QSB
period 1997-06-30
PORTLAND BREWING CO /OR/
filed 1997-08-11
CIK 943658

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                     FORM 10-QSB



/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997

/ /   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________________ to _________________

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

                               (503)226-7623
                        (Issuer's Telephone Number)

    Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
     -----        -----

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,074,943 shares of common stock as of August 6, 1997.

    Transitional Small Business Disclosure Format (check one):

Yes    X       No
     -----        -----

                       PORTLAND BREWING COMPANY
                              FORM 10-QSB
                                 INDEX

PART 1 - FINANCIAL INFORMATION                                            PAGE
------------------------------                                            ----

Item 1. Financial Statements

         Balance Sheets - June 30, 1997
         and December 31, 1996                                               2

         Statements of Operations - Three Months and Six Months
         Ended June 30, 1997 and 1996                                        3

         Condensed Statements of Cash Flows - Six Months
         Ended June 30, 1997 and 1996                                        4

         Notes to Financial Statements                                       5

Item 2. Management's Discussion and Analysis or Plan of Operation            6


PART 11 - OTHER INFORMATION
---------------------------

Item 4. Submission of Matters to a Vote of Security Holders                  8

Item 6. Exhibits and Reports on Form 8-K                                     8

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                             PORTLAND BREWING COMPANY
                                  BALANCE SHEETS

                                                June 30,        December 31,
                                                  1997              1996
                                               -----------      ------------
                                               (Unaudited)

CURRENT ASSETS:
    Cash                                       $   251,628        $   49,054
    Accounts receivable, net                     1,000,028           787,930
    Inventories                                    699,364           675,680
    Prepaid assets                                 345,585           331,296
    Income tax receivable                           52,623            79,970
    Deferred income taxes                           89,411            89,411
                                               -----------       -----------
      Total current assets                       2,438,639         2,013,341

  Property and equipment, net                    9,148,373         9,548,288
  Other assets, net                                254,738           252,999
                                               -----------       -----------
      Total assets                             $11,841,750       $11,814,628
                                               -----------       -----------
                                               -----------       -----------
CURRENT LIABILITIES:
    Accounts payable                           $ 1,265,233       $ 1,008,634
    Customer deposits held                         199,497           210,105
    Accrued payroll                                105,790           100,864
    Other accrued liabilities                       45,558            50,027
    Line of credit                                 570,000           300,000
    Current portion of long term debt              531,000           400,603
                                               -----------       -----------
      Total current liabilities                  2,717,078         2,070,233

    Long-term debt, less current portion         2,642,049         2,904,780

STOCKHOLDERS' EQUITY:
    Preferred stock, no par value, 100,000
     shares authorized, no shares issued             -                  -
    Common stock, no par value, 5,000,000
     shares authorized, 2,074,943 shares
     issued and outstanding                      6,715,798         6,715,798
    Stock notes receivable                            (375)           (2,524)
    Retained earnings (deficit)                   (232,800)          126,341
                                               -----------       -----------
      Total stockholders' equity                 6,482,623         6,839,615
                                               -----------       -----------
      Total liabilities and stockholders'
       equity                                  $11,841,750       $11,814,628
                                               -----------       -----------
                                               -----------       -----------

       The accompanying notes are an integral part of these statements.

                            PORTLAND BREWING COMPANY
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                  Three months ended      Six months ended
                                       June 30,                June 30,
                                ----------------------  ----------------------
                                   1997        1996        1997        1996
                                ----------  ----------  ----------  ----------
SALES                           $3,289,995  $3,326,811  $6,072,346  $6,481,247

EXCISE TAX                         148,902     178,234     267,099     401,624
                                ----------  ----------  ----------  ----------
  Net Sales                      3,141,093   3,148,577   5,805,247   6,079,623

COST OF SALES                    2,108,095   1,985,235   4,039,272   3,938,900
                                ----------  ----------  ----------  ----------
GROSS PROFIT                     1,032,998   1,163,342   1,765,975   2,140,723

GENERAL AND ADMINISTRATIVE
 EXPENSES                          392,937     470,606     744,714     897,214
SELLING EXPENSES                   638,367     631,776   1,181,129   1,125,707
                                ----------  ----------  ----------  ----------
OPERATING INCOME (LOSS)              1,694      60,960    (159,868)    117,802

Interest Expense                   (77,726)     (4,504)   (141,662)    (18,862)
Other Expense, net                 (54,198)      1,109     (57,611)     (2,450)
                                ----------  ----------  ----------  ----------

   Total other expense,  net      (131,924)     (3,395)   (199,273)    (21,312)

Net income (loss) before
 provision for income taxes       (130,230)     57,565    (359,141)     96,490

PROVISION FOR INCOME TAXES            -         22,000        -         37,800
                                ----------  ----------  ----------  ----------
Net income (loss)               $ (130,230) $   35,565  $ (359,141) $   58,690
                                ----------  ----------  ----------  ----------
                                ----------  ----------  ----------  ----------

NET INCOME (LOSS) PER SHARE     $    (0.06) $     0.02  $    (0.17) $     0.03
                                ----------  ----------  ----------  ----------
                                ----------  ----------  ----------  ----------

Weighted average shares
 outstanding                     2,074,943   2,145,631   2,074,943   2,145,549
                                ----------  ----------  ----------  ----------
                                ----------  ----------  ----------  ----------


       The accompanying notes are an integral part of these statements.

                            PORTLAND BREWING COMPANY
                        CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                               Six months ended
                                                   June 30,
                                         -----------------------------
                                            1997               1996
                                         ----------        -----------

Net cash provided by operating
 activities                              $  228,309        $   445,584
                                         ----------        -----------

Net cash used in investing activities      (165,550)        (2,091,523)
                                         ----------        -----------

Net cash provided by financing
 activities                                 139,815          1,581,905
                                         ----------        -----------

Increase (decrease) in cash                 202,574            (64,034)
                                         ----------        -----------

Cash, beginning of period                    49,054            156,466
                                         ----------        -----------

Cash, end of period                      $  251,628        $    92,432
                                         ----------        -----------
                                         ----------        -----------



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

Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1997, or any portion thereof.

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

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes requirements for disclosure of comprehensive income. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of earlier financial statements for comparative purposes is required. The Company believes the implementation of this statement will not have a material effect on its results of operations or financial statement disclosures.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996 COMPARISON

Shipments for the three months ended June 30, 1997 totaled 15,845 barrels, a decrease of 9% compared to 17,426 barrels for the same quarter in 1996. The decrease in shipments is due to continued competitive pressure caused by product proliferation, particularly in the specialty segment of the beer market. Net sales in the second quarter of 1997 were $3,141,093 compared to $3,148,577 in the same period of 1996. Net revenues declined at a lesser rate than barrels shipped due to increased restaurant sales resulting from the expansion of the Flanders Street Restaurant. Gross profit decreased to $1,032,998 (32% of net sales) in the second quarter of 1997 from $1,163,342 (36% of net sales) for the same period in 1996. The decrease in gross profit was a result of lower fixed overhead cost recovery due to lower production volumes compared to total capacity. Restaurant sales, as a percentage of total sales, were greater in the second quarter of 1997 than in 1996, and cost of sales as a percentage of net sales is higher for the Company's restaurant operations than its brewery operations. Additionally, in preparation for adjustments to its product line and new packaging, the Company incurred a one time cost of $43,000 in the second quarter of 1997.

General and administrative expenses decreased 17% to $392,937 (13% of net sales) in the second quarter of 1997 from $470,606 (15% of net sales) for the same period in 1996. The decrease is due to the effect of downsizing, attrition and cost containment programs which began in late 1996.

Sales and marketing expenses increased 1% to $638,367 (20% of net sales) in the second quarter of 1997 from $631,776 (20% of net sales) for the same period in 1996. The slight increase resulted from further sales organization development and new product releases.

Interest expense increased to $77,726 in the second quarter of 1997 compared to $4,504 for the same quarter of 1996. The increase is a result of increased debt outstanding in 1997.

The net loss for the quarter ended June 30, 1997 was $130,230, depreciation and amortization totaled $282,974 and capital assets sold (net of capital expenditures) totaled $23,812. This compares to net income of $35,565 depreciation and amortization of $213,452 and capital expenditures of $1,372,000 for the quarter ended June 30, 1996.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996 COMPARISON

Shipments for the first six months of 1997 totaled 29,736 barrels, a decrease of 14% compared to 34,626 barrels for the same period in 1996. The decrease in shipments is due the continued competition in the specialty segment of the beer market. Net sales for the six months ended June 30, 1997 were $5,805,247 compared to $6,079,623, a 6% decrease. Net revenues declined at a lessor rate than barrels shipped due to increased sales at the expanded Flanders Street Restaurant. Gross profit decreased to $1,765,975 (29% of sales) from 2,140,723 (33% of sales). The decrease in gross profit was the result of lower overhead cost recovery due to lower production volumes. Restaurant sales, as a percentage of total revenues were greater in the six months ending June 30, 1997 than in the six months ending June 30, 1996, and cost of sales as a percentage of net sales is higher for the Company's restaurant operations than its brewery operations.

General and administrative expenses for the six months ended June 30, 1997 decreased 17% to $744,714 (13% of sales) from $897,214 (15% of sales) the previous year. The decrease is a result of downsizing, attrition, and cost saving programs that were initiated in late 1996.

 Sales and marketing expenses for the period increased 5% to $1,181,129 (20% of sales) from $1,125,707 (19% of sales) for the six months ended June 30, 1996. The increase is due to a restructuring of the sales and marketing departments and new product introductions.

Interest expense increased to $141,662 in first six months of 1997 from $18,862 in the first six months of 1996. The increase resulted from increased debt outstanding in 1997.

The net loss for the six months ended June 30, 1997 was $359,141.
Depreciation and amortization for the period totaled $586,640, net of capital assets sold totaled $165,550. This compares to a net income of $58,690, depreciation and amortization of $426,338, and capital expenditures of $1,959,000 for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital principally to fund its working capital needs. The Company has met its capital requirements through cash flow from operations, bank borrowings and the private and public sale of its Common Stock.

The Company has a $1,000,000 revolving line of credit with a bank. At June 30, 1997, $570,000 was outstanding and bearing interest at the bank's reference rate (9.00% at June 30, 1997). The Company had a $2,000,000 non-revolving equipment line of credit with a bank, which converted to a term loan on June 2, 1997. The amount outstanding under the equipment term loan of $1,975,149, bears interest at a LIBOR rate (8.18% at June 30, 1997). The Company has another term loan outstanding with a bank, under which $1,197,700 was outstanding at June 30, 1997. The term loan bears interest at a fixed rate of 7.55% for $478,129 of the loan and the remaining $719,571 bears interest at the bank's reference rate plus 1/2% (9.50% at June 30, 1997). In April 1997 the total credit facility with the company's bank was renewed through April 1998.

The line of credit agreement and term loans contain restrictions relating to specified ratios and restrictions on dividend payments, as well as the lender's standard covenants and restrictions. At June 30, 1997, the Company was in compliance with all such covenants and restrictions with the exception of the operating income covenant. This operating income covenant requires that the Company maintain an operating loss, year to date at June 30 1997, of no greater than $50,000, as described in the loan agreement The Company's actual operating loss year to date at June 30, 1997 was $159,868. The Company has received a waiver from the bank for this violation through June 30, 1997. There is no assurance that the Company will meet the operating income covenant in the future.

The Company's working capital requirements over the next year are expected to be met from cash flow from operations, funds available under the Company's borrowing facilities and, if appropriate and available, additional equity offerings and borrowings under other credit facilities.

                                    PART II
                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held on June 21, 1997. The following matters were submitted to shareholders for their consideration:

1. With respect to the six nominees for director identified in the Company's Proxy Statement:

               Nominee              Votes For Nominee       Votes Withheld
               -------              -----------------       --------------
          Charles A. (Tony) Adams       1,089,610               104,457
          Edwin Hunt                    1,090,185               103,882
          Robert M. MacTarnahan         1,088,860               105,207
          R. Scott MacTarnahan          1,088,850               105,217
          Simon Ostler                  1,088,560               105,507
          Howard M. Wall                1,088,985               105,082

2. The appointment of Arthur Anderson LLP as the Company's independent accountants for the year ending December 31, 1997 was ratified as follows:
1,169,755 shares voted in favor, 10,950 shares voted in opposition, 13,362 shares abstained, and there were no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS.

Exhibit Number     Description
--------------     -----------

Exhibit 11         Calculation of net income (loss) per share
Exhibit 27         Financial Data Schedule


(B)  REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                  SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PORTLAND BREWING COMPANY
                                  --------------------------------------------
                                               (Registrant)

Date   August 8, 1997                    /s/  CHARLES A. ADAMS
                                  --------------------------------------------
                                  Charles A. Adams
                                  Chairman of the Board and President
                                  (Principal Executive Officer)

Date   August 8, 1997                    /s/  GLENMORE JAMES
                                  --------------------------------------------
                                  Glenmore James
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)