Form 10QSB
period 1997-09-30
PORTLAND BREWING CO /OR/
filed 1997-11-13
CIK 943658

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549

                                  FORM 10-QSB



/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 1997

/ /   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                      to
                               --------------------     --------------------

Commission file number                   0 - 25836
                      -------------------------------------------------------
                          PORTLAND BREWING COMPANY
-----------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Oregon                                  93-0865997
-------------------------------------     -----------------------------------
     (State or Other Jurisdiction of                 (I.R.S. Employer
      Incorporation or Organization)                  Identification No.)


                2730 N.W. 31st Avenue, Portland, Oregon 97210
-----------------------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                 (503)226-7623
-----------------------------------------------------------------------------
                          (Issuer's Telephone Number)


     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No
   ---------        ---------
     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:     2,074,943   shares of
common stock as of NOVEMBER 7, 1997.              ----------------


     Transitional Small Business Disclosure Format (check one):

Yes   X          No
   ---------        ---------

                           PORTLAND BREWING COMPANY
                                  FORM 10-QSB
                                     INDEX

PART 1 - FINANCIAL INFORMATION                                             PAGE

Item 1. Financial Statements

  Balance Sheets - September 30, 1997
  and December 31, 1996                                                    3
  Statements of Operations - Three Months and Nine Months
  Ended September 30, 1997 and 1996                                        5

  Statements of Cash Flows - Three Months and Nine Months
  Ended September 30, 1997 and 1996                                        6

  Notes to Financial Statements                                            7

Item 2. Management's Discussion and Analysis or Plan of Operation          8


PART 11 - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K                                    10

                                    PART I

                             FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                           PORTLAND BREWING COMPANY
                                 Balance Sheet

                                    ASSETS


                                               September 30,        December 31,
                                                  1997                 1996
                                               ------------         ------------
                                                (Unaudited)
  CURRENT ASSETS:
    Cash                                        $  123,790           $  49,054
    Accounts receivable, net of
      allowance of $17,914 and $56,155             689,751             787,930
    Inventories                                    725,360             675,680
    Prepaid assets                                 288,536             331,296
    Income tax receivable                             _                 79,970
    Deferred income taxes                             _                 89,411
                                                 ------------       ------------

      Total current assets                         1,827,437          2,013,341

   Property and equipment, net of
     accumulated depreciation of
     $2,785,628 and $1,996,367                      8,952,133         9,548,288
   Other assets, net                                  281,598           252,999
                                                 ------------       ------------
      Total assets                              $  11,061,168     $  11,814,628
                                                 ------------       ------------
                                                 ------------       ------------


       The accompanying notes are an integral part of these statements.

                           PORTLAND BREWING COMPANY
                                 Balance Sheet

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               September 30,        December 31,
                                                   1997                 1996
                                              --------------       -------------
                                               (Unaudited)
  CURRENT LIABILITIES:
    Accounts payable                           $  1,108,948         $  1,008,634
    Customer deposits held                          175,213              210,105
    Accrued payroll                                 118,489              100,864
    Other accrued liabilities                        65,178               50,027
    Line of credit                                  460,000              300,000
    Current portion of long term debt               531,000              400,603
                                                 ------------       ------------
      Total current liabilities                   2,458,828            2,070,233

Long-term debt, less current portion              2,461,870            2,904,780

    STOCKHOLDERS' EQUITY:
    Preferred stock, no par value, 100,000
       shares authorized, no shares issued            _                      _
    Common stock, no par value, 5,000,000
       shares authorized, 2,074,943 shares
       issued and outstanding                     6,715,798            6,715,798
    Stock notes receivable                            (375)              (2,524)
    Retained earnings (accumulated deficit)       (574,953)              126,341
                                                 ------------       ------------

      Total stockholders' equity                  6,140,470            6,839,615
                                                 ------------       ------------

      Total liabilities and stockholders'
         equity                               $  11,061,168        $  11,814,628
                                                 ------------       ------------
                                                 ------------       ------------

       The accompanying notes are an integral part of these statements.

                           PORTLAND BREWING COMPANY
                           Statements of Operations
                                 (Unaudited)



                                                 Three months ended               Nine months ended
                                                    September 30,                    September 30,
                                               -----------------------          -----------------------
                                                  1997         1996                1997          1996
                                               ----------    ---------          ----------    ---------
SALES                                          $ 2,684,067   $ 3,650,047        $ 8,756,413    $10,131,294

EXCISE TAX                                         113,845        173,013           380,944        574,637
                                                ----------      ---------        ----------      ---------
    Net Sales                                    2,570,222      3,477,034         8,375,469      9,556,657

COST OF SALES                                    1,735,269      2,263,791         5,774,541      6,202,691
                                                ----------      ---------        ----------      ---------
GROSS PROFIT                                       834,953      1,213,243         2,600,928      3,353,966

GENERAL AND ADMINISTRATIVE EXPENSES                343,400        477,413         1,088,114      1,374,627
SALES AND MARKETING EXPENSES                       676,403        749,575         1,857,532      1,875,282
                                                ----------      ---------        ----------      ---------
OPERATING INCOME (LOSS)                          (184,850)       (13,745)         (344,718)        104,057

Interest expense                                  (76,029)       (40,274)         (217,691)       (59,136)
Other expense, net                                 (4,942)        (9,947)          (62,553)       (12,397)
                                                ----------      ---------        ----------      ---------

     Total other expense,  net                    (80,971)       (50,221)         (280,244)       (71,533)

Net income (loss) before income taxes            (265,821)       (63,966)         (624,962)         32,524

PROVISION FOR (BENEFIT FROM) INCOME TAXES          76,332        (29,800)           76,332           8,000
                                                ----------      ---------        ----------      ---------
Net income (loss)                               $(342,153)      $(34,166)        $(701,294)        $24,524
                                                ----------      ---------        ----------      ---------
                                                ----------      ---------        ----------      ---------

 NET INCOME (LOSS) PER SHARE                       $(0.17)        $(0.02)           $(0.34)          $0.01
                                                ----------      ---------        ----------      ---------
                                                ----------      ---------        ----------      ---------

Shares used in per share calculations           2,074,943       2,073,353        2,074,943       2,146,409
                                                ----------      ---------        ----------      ---------
                                                ----------      ---------        ----------      ---------


       The accompanying notes are an integral part of these statements.

                           PORTLAND BREWING COMPANY
                           Statements of Cash Flows
                                 (Unaudited)

                                                  Nine Months         Nine Months
                                                     Ended               Ended
                                                  September 30,      September 30,
                                                      1997               1996
                                                 --------------      --------------
CASH FLOW RELATING TO OPERATING ACTIVITIES:
Net income (loss)                                    $(701,294)              $24,524
Adjustments to reconcile net (loss) income
to net cash provided by operating activities
  Depreciation                                          789,261              598,293
  Amortization                                          116,625              100,113
  Change in net deferred income taxes                    89,411                (200)
  Loss (gain) on sale of asset                           33,466              (1,771)
(Increase) decrease in:
  Accounts receivable                                     98,179           (139,085)
  Inventories                                           (84,051)            (95,904)
  Prepaid assets                                          42,760           (208,222)
  Income tax receivable                                   79,970                _
 (Decrease) increase in:
  Accounts payable                                      100, 314            259,600
  Customer deposits held                                (34,892)             46,921
  Accrued payroll and other accrued liabilities           32,776            130,173
  Income taxes payable                                      _                   450
                                                  --------------      --------------

Net cash provided by operating activities                562,525            714,892
                                                  --------------      --------------

CASH FLOWS RELATING TO INVESTING ACTIVITIES:
  Purchase of property and equipment                   (453,822)        (3,032,779)
  Proceeds from sale of plant and equipment              227,250             24,100
  Changes in other assets                              (110,853)          (153,793)
                                                  --------------      --------------

  Net cash used in investing activities                (337,425)        (3,162,472)
                                                  --------------      --------------

CASH FLOWS RELATING TO FINANCING ACTIVITIES:
  Borrowings under credit line, current                  160,000           819,241
  Borrowings under credit facility, long term               _            1,571,057
  Repayments of long-term debt                         (312,513)              _
  Issuance of common stock, net                             _               20,534
  Changes in stock notes receivable                        2,149            11,998
                                                  --------------      --------------

Net cash provided (used in) by financing
  activities                                           (150,364)         2,422,830
                                                  --------------      --------------

NET INCREASE (DECREASE) IN CASH                          74,736           (24,750)
CASH, beginning of period                                49,054            156,466
                                                  --------------      --------------

CASH, end of period                                     $123,790          $131,716
                                                  --------------      --------------
                                                  --------------      --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                 141,662            59,136


       The accompanying notes are an integral part of these statements.

                           PORTLAND BREWING COMPANY
                         Notes to Financial Statements
                                  (Unaudited)

1.   Basis of Presentation

The accompanying interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996. This quarterly report should be read in conjunction with such Annual Report.

Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1997, or any portion thereof.

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

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes requirements for disclosure of comprehensive income. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of earlier financial statements for comprehensive purposes is required. The Company believes the implementation of this Statement will not have a material effect on its results of operations or financial disclosures.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

  Shipments for the third quarter ended September 30, 1997 totaled 13,450 barrels a decrease of 27% compared to 18,502 barrels for the same period in 1996. Shipments for nine months ended September 30, 1997 were 43,186 barrels, a decrease of 19% from 53,128 barrels for the same period in 1996. The decrease in shipments is primarily due to continued competitive pressure caused by product proliferation, particularly in the California region, the most saturated market. Gross sales in the third quarter of 1997 were $2,684,067, a decrease of 26% compared to $3,650,047 for the same period of 1996. Gross sales declined 14% for the first nine months of 1997 to $8,756,469 from $10,131,294 for the first nine months of 1996. Gross sales declined at a lesser rate than barrels shipped due to increased sales in 1997 compared to 1996 in the Company's two restaurants.

  Gross profit decreased 31% to $834,953 (33% of net sales) in the third quarter of 1997 from $1,213,243 (35% of net sales) for the same period in 1996. For the nine months ended September 30,1997 gross profit decreased to $2,600,928 (31% of net sales) from $3,353,966 (35% of net sales) for the same period in 1996. The decrease in gross profit was a result of lower fixed overhead cost recovery due to lower production volumes compared to total capacity. Restaurant sales, as a percentage of net sales, were greater in the third quarter and first nine months of 1997compared to the same periods in 1996, and cost of sales as a percentage of net sales is higher for the Company's restaurant operations than its brewery operations.

  General and administrative expenses decreased 28% to $343,400 (13% of net sales) in the third quarter of 1997 from $477,413 (14% of net sales) for the same period in 1996. For the nine months ended September 30, 1997 general and administrative costs decreased 21% to $1,088,114 (13% of net sales) from $1,374,627 (14% of net sales) for the nine months ended September 30, 1996. The decrease is due to the effect of downsizing, attrition and cost containment programs which began in late 1996.

  Sales and marketing expenses decreased 10% to $676,403 (26% of net sales) in the third quarter of 1997 from $749,575 (22% of net sales) for the same period in 1996. Sales and marketing expenses decreased 1% for the nine months ended September 30, 1997 to 1,857,532 (22% of net sales) from 1,875,282 (20% of net sales). The decrease is due to the decline in sales offset by the general tactical sales and marketing expenses attributable to maintaining sales in a highly competitive market.

  Interest expense in the third quarter and nine months ended September 30, 1997 increased to $76,029 and $217,691 respectively compared to $40,274 and $59,136 for the third quarter and nine months ended September 30, 1996. The increase is a result of increased debt outstanding in 1997 and capitalization of interest related to new equipment installed in 1996.

  Due to accumulated losses and the adverse market conditions in the current craft brewing market, the Company recorded a tax asset valuation allowance against the accumulated deferred tax benefits recorded in 1996. As a result a tax provision of $76,332 was recorded in the third quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

  The Company requires capital principally to fund its working capital needs. The Company has met its capital requirements through cash flow from operations, bank borrowings and the private and public sale of its Common Stock.

  The Company has a $1,000,000 revolving line of credit with a bank. At September 30, 1997, $460,000 was outstanding and bearing interest at the bank's reference rate (9.00% at September 30, 1997). The Company had a $2,000,000 non-revolving equipment line of credit with a bank, which converted to a term loan in June 1997. The amount outstanding under the term loan of $1,907,177, bears interest at a LIBOR rate (8.12% at September 30, 1997). The Company also has another term loan outstanding with a bank. At September 30, 1997, $1,085,693 was outstanding under this term loan. The term loan bears interest at a fixed rate of 7.55% for $456,720 of the loan with the remaining $628,973 bearing interest at the bank's reference rate plus 1/2% (9.00% at September 30, 1997). In April 1997 the total credit facility with the company's bank was renewed through April 1998.

  The line of credit agreement and term loans contain restrictions relating to specified ratios and restrictions on dividend payments, as well as the lender's standard covenants and restrictions. At September 30, 1997, the Company was in compliance with all such covenants and restrictions with the exception of the operating income covenant, the current ratio covenant and the cash flow covenant. The Company has received a waiver from the bank for violations through September 30, 1997. In November 1997 the loan covenants were changed to meet the Company's current financial requirements. The new covenants, measured on a monthly basis, require a minimum tangible net worth of $5,000,000; a current ratio of .70 to 1.00 through December 31, 1997 and .60 to 1:00 thereafter; liabilities to tangible net worth of equal to or less than
1.0 to 1.0; and, various monthly reporting requirements typical of such a credit facility.

  The entire credit facility is due for its annual review and renewal on April 30, 1998. The Company expects to renegotiate the facility, but at this time the terms of such renegotiation have not been established.

  The Company's working capital requirements over the next year are expected to be met from cash flow from operations, funds available under the Company's line of credit facilities and, if appropriate and available, additional equity offerings and borrowings from other credit facilities.

                                    PART II

                               OTHER INFORMATION


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

EXHIBIT NUMBER                    DESCRIPTION

Exhibit 11                        Calculation of net (loss) income per share
Exhibit 27                        Financial Data Schedule


(b) REPORTS ON FORM 8-K.


No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Portland Brewing Company
                                        -----------------------------------
                                                   (Registrant)


Date   November 10, 1997                  /s/  Charles A. Adams
     -------------------------           -----------------------------------
                                                   (Signature)
                                         Charles A. Adams, Chairman of the
                                         Board and President (Principal
                                         Executive Officer)

Date    November 10, 1997                 /s/  Glenmore James
     -------------------------           -----------------------------------
         (Signature)                     Glenmore James, Chief Financial
                                         Officer (Principal Financial and
                                         Accounting Officer)