Form 10KSB
period 1997-12-31
PORTLAND BREWING CO /OR/
filed 1998-03-26
CIK 943658

                   U.S.  SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                  FORM 10-KSB

              [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Year Ended:  December 31, 1997
                                      OR
                [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________to __________

                      COMMISSION FILE NUMBER:  0 - 25836

                           PORTLAND BREWING COMPANY
                (Name of small business issuer in its charter)
                 OREGON                              93-0865997
       (State or other jurisdiction               (I.R.S. Employer
     of incorporation or organization)            Identification No.)

  2730 NW 31ST AVENUE,  PORTLAND, OREGON               97210
(Address of principal executive offices)             (Zip Code)
                  Issuer's telephone number:   (503) 226-7623

      SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:  NONE
        SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                          COMMON STOCK, NO PAR VALUE
                               (Title of Class)

                                ---------------

     Check whether the issuer  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X]     No [   ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [ ]

     Revenues for the year ended December 31, 1997: $11,094,678

     State the aggregate market value of the voting stock held by non-affiliates: Not Applicable, the Registrant's stock has no established trading market.

     The number of shares outstanding of the Registrant's Common Stock as of February 28, 1998 was 2,074,943 shares.

     The index to exhibits appears on page 19 of this document.

     Transitional Small Business Disclosure Format (check one):  Yes  X  No
                                                                     ---    ---

                           PORTLAND BREWING COMPANY
                        1997 FORM 10-KSB ANNUAL REPORT
                               TABLE OF CONTENTS

                                     PART I

                                                                               Page
                                                                               ----
Item 6.   Description of Business                                                2

Item 7.   Description of Property                                                8

Item 8.   Directors, Executive Officers and Significant Employees                9

Item 9.   Remuneration of Directors and Officers                                11

Item 10.  Security Ownership of Management and Certain Security Holders         12

Item 11.  Interest of Management and Others in Certain Transactions             15

                                   PART II

Item 1.   Market Price of and Dividends on the Registrant's Common Equity and
             Other Shareholder Matters                                          17

Item 2.   Legal Proceedings                                                     17

Item 3.   Changes in and Disagreements with Accountants                         17

Item 4.   Submission of Matters to a Vote of Security Holders                   17

Item 5.   Compliance with Section 16(a) of the Exchange Act                     17

Item 6.   Reports on Form 8-K                                                   17

                                   PART F/S

          Index to Financial Statements                                         18

                                   PART III

Item 1.   Index to Exhibits                                                     19

Item 2.   Description of Exhibits                                               19

                                    PART I

ITEM 6.   DESCRIPTION OF BUSINESS

GENERAL

The Company was incorporated in Oregon on November 14, 1983. The Company was formed to brew and sell specialty beer (i.e., beer which is made in relatively small batches and which generally sell at retail prices of approximately $5.00 - $6.00 per six-pack). The Company's award-winning product line includes the following core brands: MacTarnahan's Amber Ale, Original (Oregon) Honey Beer, Haystack Black Porter and ZigZag River Lager; seasonal brands including Icicle Creek Winter Ale, India Pale Ale, Malarkey's Wild Irish Ale, Portland Summer Pale Ale and Uncle Otto's Harvest Oktoberfest Maerzen; and specialty products including Wheat Berry Brew, Bavarian Style Weizen, Oatmeal Stout and Highlander Ale. The Company uses distributors to sell principally to the packaged/bottle market through authorized retail outlets and the on-premise draft market through establishments licensed to serve alcoholic beverages. The Company primarily serves its home market of Oregon, the western United States and the Midwestern United States.

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

INDUSTRY OVERVIEW

NATIONAL BEER INDUSTRY. Between 1934 and 1988 beer consumption in the US climbed steadily. Since 1988 the market has remained virtually stagnant. (SEE FOOTNOTE 1) During this period of little or no growth in beer consumption, both the domestic specialty and import segments of the beer market experienced rapid growth. Breweries, large and small, face heightened competition with one another for market share.

The large national breweries (Anheuser-Busch, Miller Brewing Co., Adolph Coors Brewing Co. and The Stroh Brewery Company) continue to dominate the U.S. market with approximately 87% market share. Import sales occupy approximately 8% (SEE FOOTNOTE 1) of the U.S. market. The specialty beer industry comprises approximately 3% (SEE FOOTNOTE 1) of the U.S. market. All other breweries make up the remainder of the U.S. market. Total domestic beer sales (including sales of imports) increased an estimated 1% in 1997 and 1% in 1996. (SEE FOOTNOTE 1) The larger breweries have increased efforts to compete with smaller regional breweries.

SPECIALTY BEER INDUSTRY--NATIONAL. The Institute for Brewing Studies defines the specialty brewing industry as microbreweries, brew pubs, contract brewing companies and regional breweries that began as microbreweries. A large brewery sells more than 500,000 barrels per year. A regional brewery sells between 15,000 and 500,000 barrels per year. Portland Brewing Company is a regional specialty brewer. Microbreweries are defined as selling less than 15,000 barrels per year. Brewpubs sell a minimum of 50% of their beer on premise with the beer being brewed on location. Contract brewers brew beer using a customer's recipe and ingredients at their facilities. The specialty segment of the beer industry continues to grow. The number of microbreweries, brewpubs and regional specialty brewers had grown to approximately 1,400 at the end of 1997, from approximately 1,100 at the beginning of 1997. (SEE FOOTNOTE 1)

The compound annual growth rate in the specialty beer industry is estimated to be approximately 7% from 1998 to 2001. In 1997, the specialty beer market's share of the total beer market was near 3%. In 2001, the specialty beer market share is expected to reach approximately 4%. (SEE FOOTNOTE 1)

The Company believes the slowed growth rate in the specialty beer industry is due to intense competition created by number of competitors and the proliferation of new brands. As smaller breweries open up across the country, the larger regional breweries are finding it harder to enter and maintain new markets where consumers are inclined to purchase locally produced beer.

SPECIALTY BEER INDUSTRY--PACIFIC NORTHWEST. Since 1985, Oregon has been at the center of the national specialty beer resurgence. However, sales of specialty beers in Oregon increased by only 1% 1997, compared to 13% in 1996. Oregon and Washington are considered mature markets in the U.S. specialty beer segment. Consequently, the Company believes that growth in this segment will be much more difficult in these two states. Sales of specialty beer in Oregon accounted for nearly an 11% and 10% market share in 1997 and 1996, respectively. (SEE FOOTNOTE 2)

-----------
Footnotes:
(1)  BEVERAGE INDUSTRY, January 1998.
(2) Oregon Liquor Control Commission's December 31, 1997 figures for beer sales in Oregon.

The information referenced in footnotes (1) and (2) above have not been independently verified by the Company.

-----------

PRODUCTS

The Company offers a wide variety of specialty beers. The complete product line includes core or primary brands, which are available year-round; a rotating selection of seasonal brands, and specialty products. Draft product
(kegs) accounted for approximately 46% and 45% of the Company's beer shipments in 1997 and 1996, respectively.

The Company's core brands include:

     MACTARNAHAN'S AMBER ALE. MacTarnahan's Amber Ale is a complex, copper-colored Scottish style ale of great character made with pale and caramel malts and Cascade hops, and is available in draft, 12 oz. and 22 oz. packages.

     ORIGINAL (OREGON) HONEY BEER. Original (Oregon) Honey Beer is a pale light-bodied ale made with two-row barley malt, Oregon clover honey, and Nugget and Willamette hops, and is available in draft, 12 oz. and 22 oz. packages.

     HAYSTACK BLACK PORTER. Haystack Black Porter contains a balance of domestic pale, caramel and black malts, enhanced with imported English chocolate malt, and is available in draft, 12 oz. and 22 oz. packages.

     ZIGZAG RIVER LAGER. ZigZag River Lager is a full bodied, bottom fermented lager with a slight malty sweetness and subtle hop presence, available in draft and 12 oz. packages.

The Company's seasonal brands (all available in draft and 12 oz. packages) include:

     ICICLE CREEK WINTER ALE. The color of old Mahogany, this seasonal ale is the result of a blend of pale and dark specialty malts well balanced with Galena and aromatic Saaz hops, and is offered from November through January.

     INDIA PALE ALE. The Company's India Pale Ale is aged in natural untoasted American oak from the Ozarks that has been air dried for two years, one of the few India Pale Ales to marry the hop and oak flavors, and is offered from January through March.

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

     UNCLE OTTO'S HARVEST OKTOBERFEST MAERZEN. This beer is created using a blend of pale and select specialty malts, spiced with Northern Brewer and Bohemian Saaz hops, and is offered in September and October.

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

RESTAURANTS

The Company operates two restaurants in Portland, The Brewhouse Taproom and Grill and The Flanders Street BrewPub. The Brewhouse Taproom and Grill is a tasting room and restaurant that is upscale in comparison to other brewpubs in the region. The Flanders Street BrewPub is located at the site of the Company's original brewery and has been in continuous operation for more than ten years. In the summer of 1996, adjacent space was acquired and the pub was enlarged by more than twofold in order to add a full service kitchen and dining room.

MARKETING AND SALES

The Company primarily uses licensed beer distributors to sell to and service on- and off-premise accounts in specific geographic territories. These distributors maintain broad distribution in the Company's home market of Oregon and the Western states, and as capacity allows, may expand distribution into selected high-potential markets outside the West. The expansion of the Company's production capacity has permitted the addition of new distributors. The Company presently uses approximately 135 distributors throughout the western and Midwestern United States. The Company also uses sales representatives to promote its products and augment its distributors' efforts. The Company presently employs 11 sales representatives based in the following areas; five in Oregon, two in California, three in Washington and one in Minnesota.

The Company's 1998 marketing plan focuses on key Northwest markets, including: Oregon, Northern California and Washington. Secondary markets include Southern California, Hawaii, Alaska, Idaho, Montana and the Midwestern U.S. The Company plans to enhance consumer awareness through increased advertising and promotional activities in key markets and continued participation in selected sports, music and community activities, which offer opportunities for introduction of the Company and sampling of its products. The Company plans to concentrate its sales and marketing resources toward increasing case beer sales to major retail chains as well as draft beer sales.

TRADEMARKS

The Company has a program to obtain United States trademark registrations for its key bottled brands. The Company owns federal trademark registrations for the name MACTARNAHAN'S, the name HAYSTACK BLACK, the name ZIGZAG RIVER LAGER, the OREGON HONEY BEER label design and the MACTARNAHAN'S label design. The Company has pending applications for federal registration of the brand names OREGON HONEY BEER, WOODSTOCK IPA, and for the mark PORTLAND BREWING. To the best of the Company's knowledge, it has the right to use these marks on a nationwide basis in connection with malt beverages.

The Company has long maintained a practice of registering its brand names as trademarks in the State of Oregon. It owns Oregon registrations for numerous marks, including the brand names HAYSTACK BLACK, BAVARIAN STYLE WEIZEN, WHEAT BERRY BREW, UNCLE OTTO'S OKTOBERFEST, PORTLAND PORTER, PORTLAND BREWING PILS, PORTLAND ALE and MALARKEY'S WILD IRISH ALE. In addition, the Company owns state registrations in California, Washington and Colorado for key brand names. To the best of the Company's knowledge, it has the right to use the brand name of each of its current products in the areas where those products are currently distributed.

COMPETITION

The specialty brewing industry has experienced significant change in the last several years. Growth rates slowed, distribution opportunities became limited and more players entered the specialty brewing category of the U.S. beer market.

IMPACT OF LARGE DOMESTIC BREWERS. The largest domestic brewers compete with the specialty brewing industry by purchasing equity investments in specialty brewers, creating new brands meant to compete with specialty breweries, and providing incentives to distributors to distribute their products. These competitive actions have had a significant impact on the specialty brewing industry.

Growing demand for imported beer has negatively impacted sales of domestic specialty beers. Imported beer and domestic specialty beer compete with one another as both are considered premium products.

NEW ENTRANTS INTO THE SPECIALTY BEER CATEGORY. Increased activities of large domestic brewers and disappointing financial performance by the largest specialty brewers, caused the rate of entry into the specialty beer segment to slacken in 1997, a year in which there were more reported closures and mergers than openings. The Company believes that category saturation will make growth more difficult for existing regional specialty brewers in the next few years. The Company also believes that competition affecting its growth will likely continue to come from imported beers, national breweries, national specialty breweries, larger regional specialty breweries with aggressive mass marketing capabilities, and small micro breweries and brew pubs which have strong local appeal.

DECREASED GROWTH RATES. The specialty beer segment increased only an estimated 7% in 1997, compared to 28% in 1996 and 50% in 1995 (SEE FOOTNOTE 1 ON PAGE 3). As a result of the increased competition from large domestic breweries and the niche marketing of new entrants into the specialty beer segment, existing specialty breweries saw growth rates in 1997 that were well below expectations. Competition among specialty brewers is intensifying and distributors and retailers are managing the number of products they carry, choosing to keep only the most profitable. The Company believes that in order to meet financial obligations and shareholder expectations, publicly held specialty brewers are likely to undertake aggressive sales and marketing strategies to increase sales and gain market share.

The domestic specialty beer category is particularly saturated in the Pacific Northwest where domestic specialty beers accounted for 10% of all beer sales, compared to 2.6% nationally. (SEE FOOTNOTE A)

INDUSTRY CONSOLIDATION. The Company believes that the recent specialty beer market developments discussed above are potential indicators of industry consolidation, and that survival in the short term may mean price discounting, solidifying distribution and increasing sales and marketing efforts. Further, the Company believes that survival in the long term may mean consolidation to overcome distribution challenges and deteriorating economics.

Footnote:
(A) Oregon Liquor Control Commission's December 31, 1997 figures for beer sales in Oregon, and Washington State Liquor Control Board's December 31, 1997 figures for beer sales in Washington.

The information referenced in footnote (A) above has not been independently verified by the Company.

------------

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

DRAM SHOP LIABILITY. The Oregon Supreme Court has held that the serving of alcoholic beverages to a person known to be intoxicated may, under certain circumstances, result in the server being held liable to third parties for injuries caused by the intoxicated customer. The Company serves beer and wine to its customers at its two restaurants. If an intoxicated customer is served wine or beer and subsequently commits a tort such as causing an automobile accident, the Company may be held liable for damages to the injured person or persons. The Company has obtained host liquor liability insurance coverage and will continue such coverage if available at a reasonable cost. However, future increases in insurance premiums may make it prohibitive for the Company to maintain adequate insurance coverage. A large damage award against the Company, not adequately covered by insurance, would adversely affect the Company's financial position.

RESEARCH AND DEVELOPMENT

The Company had minimal research and development expenditures in 1997 and 1996, and had no customer sponsored research and development activities during such periods. However, the Company does, from time to time, develop new products at its original brewery. Such products are sold to retail customers and, accordingly, associated development costs are expensed as cost of goods sold.

EMPLOYEES

As of December 31, 1997, the Company had 119 employees (101 full time), including 28 in brewing, bottling and shipping operations, 68 in retail operations, seven in administration and 16 in sales and marketing. None of the employees are covered by collective bargaining agreements. The Company provides its full-time employees with health, dental and life insurance, short and long term disability, and a 401(k) plan. The Company believes its employee relations are good.

CONCENTRATIONS OF RISK

GEOGRAPHICAL AND DISTRIBUTOR CONCENTRATION. In 1997, wholesale distributors accounted for 92% of total shipments, of which 42% were to Oregon distributors. The Company's largest distributor, Columbia Distributing Company of Portland, Oregon, distributes the Company's products in Oregon and accounted for approximately 29% of 1997 revenues. The next largest distributor accounted for approximately 3% of the Company's total revenues for the same period. Distribution agreements generally grant exclusive territories to distributors. Distribution agreements and applicable state laws limit the ability of the Company to terminate such agreements. The Company's distributors also market and distribute competing brands. While the Company believes it has good relationships with most of its distributors, the Company can give no assurance that each of its distributors will continue to effectively market and distribute the Company's beer. Because state liquor laws and/or standard contractual provisions limit the Company's ability to terminate a distribution agreement, the Company can give no assurance that a distributor for any given geographic area could be replaced without cost or replaced immediately, either temporarily or permanently, in the event the distributor was performing poorly in its efforts to distribute the Company's products or was otherwise unable to perform (e.g. as a result of an employee strike or damage caused by fire or natural disaster). The Company's inability to replace a non-performing or poorly performing distributor in a timely fashion and/or with minimal cost could have a significant adverse effect on the Company's results of operations, particularly if the distributor were Columbia Distributing Company, the Company's largest distributor.

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

ENVIRONMENTAL MATTERS

The Company is addressing certain waste water treatment issues raised in a March 1998 letter from the City of Portland, Oregon. The Company expects the total cost of any improvements will be approximately $125,000, and that any such improvements will be completed by the end of the third quarter of 1998.

SOURCES OF LIQUIDITY

The Company has a $1,000,000 revolving line of credit with a bank. At December 31, 1997, $203,000 was outstanding with interest at the bank's reference rate plus 1.5% (10.0% at December 31, 1997). The Company had a $2,000,000 non-revolving equipment line of credit with a bank, which converted to a term loan in June 1997. The amount outstanding under the term loan at December 31, 1997 of $1,864,020, bears interest at the bank's reference rate plus 0.5% (9.0% at December 31, 1997). The Company has two additional term loans outstanding with a bank, under which $435,311 and $596,115 were outstanding at December 31, 1997, bearing interest at 7.55% and at the bank's reference rate plus 0.5% (9.0%), respectively.

These term loans and line of credit are secured by all assets of the Company, including receivables, inventory, and property and equipment and contain restrictions relating to specified financial ratios and restrictions on dividend payments, as well as the lender's standard covenants and restrictions. In November 1997 the loan covenants were changed to meet the Company's current financial requirements. The new covenants, measured on a monthly basis, require a minimum tangible net worth of $5,000,000; a current ratio of .70 to 1.00 through December 31, 1997 and .60 to 1:00 thereafter; liabilities to tangible net worth of equal to or less than 1.0 to 1.0; and, various monthly reporting requirements typical of such a credit facility. At December 31, 1997, the Company was in compliance with all loan covenants.

In April 1997 the total credit facility with the bank was renewed through April 1998. The entire facility is due for its annual review and renewal on April 30, 1998. The Company expects to renegotiate the facility, but at this time the terms of such renegotiation have not been established.

In December 1997, the Company borrowed a total of $400,000 from two of its shareholders under 10% Subordinated Notes (the "Notes"). Payments under the Notes are due in thirty six equal monthly principal payments of $11,111 commencing July 1, 1999. Interest is payable monthly at 10% per annum, commencing on February 1, 1998. Proceeds under the Notes were applied to the outstanding balance under the Company's line of credit. The Notes are secured by a second security interest in the Company's accounts receivable and inventory.

LIQUIDITY RISKS

The Company operates in the specialty beer industry. Intense competition and the proliferation of new brands has had and may continue to have an adverse effect on the Company's business, financial condition and results of operations.

The Company has experienced significant operating losses during the years ended December 31, 1997 and 1996, and has continued to incur losses in the first quarter of 1998. Further, as of December 31, 1997, the Company had a working capital deficit of $415,674. Two major stockholders of the Company have expressed their intention to provide funding, as necessary, to sustain the Company's operations through December 31, 1998. In management's opinion, the Company's current financial resources and the funding intentions of the two major stockholders will meet its working capital needs through December 31, 1998.

YEAR 2000 ISSUE

The Company has made an assessment of the effect of the Year 2000 issue on its systems, equipment and software. Based on this assessment, the Company believes its systems, equipment and software will properly recognize calendar dates beginning in the Year 2000 without any significant changes. The Company intends to evaluate the information systems and software of its outside vendors in connection with the Year 2000 issue, but anticipates any potential modification to its systems and software will not affect the Company's future financial results. Accordingly, the Company expects the Year 2000 issue will not have a material financial impact on the Company.

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

The Company's main brewery, located at 2730 NW 31st Avenue in Portland, showcases the copper brewing vessels and equipment acquired in 1991 from the Sixenbrau brewery in Nordlingen, Germany. When it opened in June 1993, the new brewery initially more than doubled the Company's annual production capacity to 26,000 barrels and has a present capacity of approximately 135,000 barrels. The new brewery has 27,000 square feet of manufacturing, shipping and warehouse space with a 1,000 square foot, three-story brewhouse (to display the copper brewing vessels), and 3,000 square feet of offices. Also included is a 3,000 square foot restaurant, The Brewhouse Taproom & Grill, complete with an outdoor seating area. The new brewery lease is for a 15 year term which commenced June 15, 1993. The monthly rent is $22,060 plus property taxes, insurance and maintenance, with adjustments for inflation or changes in fair market rental value at the beginning of the sixth and eleventh years. In December 1997, in connection with the issuance of $400,000 of Notes Payable, the Company was given a $5000 reduction in the amount of rent payable for each of the months of January through April 1998. (SEE NOTE 6 OF NOTES TO FINANCIAL STATEMENTS AND ITEM 11)

The Company subleases approximately 10,025 square feet of expansion space at a building adjoining its brewery located at 2750 NW 31st Avenue in Portland, Oregon. The initial term of the sublease expires March 31, 1999, with one five year renewal option. Base rent is $3,307 per month, plus a share of taxes and operating expenses. An option agreement has been entered into with the owner of the building, L & L Land Co. (L & L), under which the Company may purchase the building for $1,100,000 plus an amount, for improvements to the building consisting of the construction of a shipping dock. In 1996, the Company and L & L paid approximately $400,000, split equally, for the construction of a shipping dock. The purchase option expires on December 31, 1998. (SEE ITEM 11 BELOW)

In 1995, the Company began leasing, from an unrelated third party, approximately 2,700 square feet of additional office space, at a monthly rent of $1,760. The Company vacated this office space in October 1997. This office space was used for accounting and other administrative functions.

ITEM 8.   DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

DIRECTORS. The following lists the persons currently serving as directors along with certain information. The term of office for each person elected as a director continues until the next Annual Meeting of Shareholders and until a successor has been elected and qualified.

   NAME OF NOMINEE                                           AGE
   ---------------                                           ---
   Charles A. (Tony) Adams                                    51
   Edwin Hunt                                                 75
   Robert M. MacTarnahan                                      82
   R. Scott MacTarnahan                                       51
   Simon C. Ostler                                            51
   Howard M. Wall, Jr.                                        52

CHARLES A. (TONY) ADAMS. Mr. Adams has been Chairman of the Board of Directors and President and Chief Executive Officer of the Company since February 1992. He has been a Director of the Company since October 1988. Mr. Adams is president of Electra Partners, Inc., a private investment holding company. Mr. Adams was active in the real estate business beginning in 1973, including owning and operating his own real estate company until 1983, when he became a sales associate at CB Commercial Real Estate Group, Inc., where he was employed until 1992. He holds a B.A. in Geology from the University of Virginia and has studied graduate level economics and business administration at the University of San Francisco, Portland State University and Stanford University.

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

ROBERT M. MACTARNAHAN. Mr. MacTarnahan has been a Director since July 1985. Mr. MacTarnahan has been a partner in Harmer Company and Black Lake Investments for more than five years. Mr. MacTarnahan has been the president of Honeyman Aluminum Products Company, a manufacturer of hand trucks for the beverage industry, for more than 10 years. He is also active in the promotion of the Company and the Company's MacTarnahan's Ale is named after him. (See "Interest of Management and Others in Certain Transactions") Mr. R. Scott MacTarnahan is his son.

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

EXECUTIVE OFFICERS. The following lists the names, ages and positions of the Company's executive officers, at December 31, 1997, along with certain other information. The Company's officers are elected by the Board of Directors at its annual meeting, and hold office until the next annual meeting of the Board of Directors and until their successors are elected and qualified.

   NAME                       AGE  POSITION(S) WITH COMPANY
   ----                       ---  ------------------------
   Charles A. (Tony) Adams    51   Chairman of the Board, President and
                                   Chief Executive Officer

   Frederick L. Bowman        53   Vice President, Sales and Marketing
                                   Treasurer and Secretary

   Glenmore James             43   Executive Vice President , Chief
                                   Financial Officer

For information on the business background of Mr. Adams, see "Directors" above.

FREDERICK L. BOWMAN. Mr. Bowman is a founder of the Company and has been Vice President, Sales and Marketing since February 1992. In July 1997 Mr. Bowman was also elected Treasurer and Secretary. Mr. Bowman serves as corporate liaison to the beer industry and assists in marketing efforts including public relations and the Company's distributor support program. He designed the Company's original products and brewery. Previous to founding Portland Brewing Company, Mr. Bowman was involved in the wholesale automotive industry as both a technician and a district service manager. Mr. Bowman has attended Portland State University, University of Oregon and Oregon State University. In addition, Mr. Bowman attended the Brewing Microbiology and Microscopy course at the Siebel Institute in 1988.

GLENMORE JAMES. Mr. James has Chief Financial Officer since June 1994, served as Vice President and Treasurer from June 1994 until July 1997, and served as Secretary from September 1996 until July 1997. In July 1997 Mr. James was elected Executive Vice President. He joined the Company full-time in April 1994. Prior to that, Mr. James acted as a consultant to the Company. Mr. James is responsible for the financial and operations departments of the Company. Mr. James has worked for fifteen years in the Portland area business community, initially in financial accounting management positions in various manufacturing and distribution companies and more recently as an independent business consultant. Mr. James received his ICSA certification in 1976 from Mid-Essex Technical College, England.

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

ITEM 9.   REMUNERATION OF DIRECTORS AND OFFICERS

a. Director and Officer Remuneration

Directors receive no cash compensation for serving on the Board of Directors. Each Director, with the exception of Mr. Adams, has been granted options under the Company's Non-Qualified Stock Option Plan ("NQSOP"). To date, options to purchase 21,000 shares of the Company's Common Stock at $5.3333 per share have been granted to Directors under the NQSOP. No options were granted under the NQSOP in 1997.

The following table and notes set forth information regarding all cash compensation paid by the Company during the year ended December 31, 1997, to each of the three most highly compensated officers and all officers as a group.

                           CAPACITIES IN WHICH                      AGGREGATE
NAME                       REMUNERATION WAS RECEIVED                REMUNERATION
----                       -------------------------                ------------
Charles A. (Tony) Adams    Chairman of the Board,
                           President and Chief Executive Officer      $ 76,500

Glenmore James             Executive Vice President, Chief Financial
                           Officer                                    $ 89,391

Frederick L. Bowman        Vice President, Sales and Marketing,
                           Treasurer and Secretary                    $ 47,492

All officers as a group
(3 persons)                                                           $213,383

b. Remuneration Plans

INCENTIVE STOCK OPTION PLAN. In October 1992, the shareholders of the Company approved the Company's 1992 Incentive Stock Option Plan ("ISOP"). The ISOP is administered by the Company's Board of Directors and provides for grants to officers and employees of options to acquire up to 163,500 shares of the Company's Common Stock, subject to the limitations set forth in the ISOP. Pursuant to the ISOP, the granting of options is at the discretion of the Board of Directors, and it has the authority to set the terms and conditions of the options granted, including the option exercise price which must be a price equal to at least 100% of the fair market value of the subject shares of Common Stock at the time the option is granted. As of December 31, 1997, options covering 139,500 shares of the Company's Common Stock were outstanding under the ISOP.

RESTATED CASH INCENTIVE PLAN. The Company may award its officers and employees, under its Restated Cash Incentive Plan ("the Plan"), bonuses in an amount up to 10 percent (10%) of net operating profits before taxes. Awards under the Plan will be allocated among the officers and employees in accordance with the provisions of the plan at the discretion of the Board of Directors. No amounts were awarded in 1997 or 1996 under the Plan.

NON-QUALIFIED STOCK OPTION PLAN. In August 1994, the Board of Directors adopted the 1994 Non-Qualified Stock Option Plan ("NQSOP"). The NQSOP is administered by the Board of Directors and provides for grants to officers, employees, directors and consultants of options to acquire up to 45,000 shares of the Company's Common Stock at an exercise price of at least 85% of the fair market value of the subject shares of Common Stock at the time the option is granted. The granting of options is at the discretion of the Board of Directors. As of December 31, 1997, options covering 21,000 shares of the Company's Common Stock were outstanding under the NQSOP.

ITEM 10.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of February 28, 1998 as to (i) each person who is known by the Company to own beneficially 10% or more of the outstanding shares of the Company's Common Stock, (ii) each of the three most highly compensated officers and (iii) all Directors and officers as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the Common Stock owned by them.

         NAME AND ADDRESS
      OF BENEFICIAL OWNER OR
   NUMBER OF PERSONS IN GROUP                SHARES BENEFICIALLY OWNED (1)
   --------------------------                -----------------------------
                                                SHARES         PERCENT
                                                ------         -------
   Robert M. MacTarnahan (3)                 296,043.75         13.9%
    4670 SW Pacific Avenue
    Beaverton, Oregon  97005

   R. Scott MacTarnahan (4)                  273,783.75         12.9%
    4670 SW Pacific Avenue
    Beaverton, Oregon  97005

   Charles A. (Tony) Adams (2)(5)            282,228.75         13.1%

   Glenmore James (2)(6)                         29,500          1.4%

   Frederick L. Bowman (2)(7)                    52,445          2.5%

   All Officers and Directors, as a group,
   (eight persons) (8)                       710,467.50         31.5%

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

(5) Includes 180,300 shares held by Electra Partners, Inc., an entity controlled by Mr. Adams, 21,030 shares held by Mr. Adams as Trustee of the Charles A. Adams Family Trust, 525 shares held by Mr. Adams' daughter and 525 shares held by Mr. Adams' son, 43,848.75 shares which may be purchased for $3.3333 upon exercise of a warrant held by Electra Partners, Inc. and 36,000 shares which may be purchased for $5.8666 per share upon exercise of an incentive stock option held by Mr. Adams.

(6) Includes 12,000 and 16,000 shares which may be purchased for $5.3333 and $7.00 per share, respectively, upon exercise of incentive stock options held by Mr. James.

(7) Includes 44,445 shares owned individually by Mr. Bowman, and 8,000 shares which may be purchased for $7.00 per share upon exercise of incentive stock options held by Mr. Bowman.

(8) Includes 93,000 shares which may be purchased for prices ranging from $3.333 to $7.00 per share, upon exercise of stock options held by all Directors and officers, as a group. Includes 43,848.75 shares which may be purchased for $3.3333 per share upon exercise of a warrant held by MacTarnahan Limited Partnership and 43,848.75 shares which may be purchased for $3.3333 upon exercise of a warrant held by Electra Partners, Inc.

     The following table sets forth certain information regarding outstanding options and warrants to purchase shares of Common Stock of the Company as of February 28, 1998 as to (i) each person who is known by the Company to own beneficially 10% or more of the outstanding shares of the Company's Common Stock, (ii) each of the three most highly compensated officers and (iii) all Directors and officers as a group.

                                         NUMBER OF SHARES OF COMMON
                                            STOCK CALLED FOR BY                        DATE OF
       NAME OF  HOLDER                      OPTIONS AND WARRANTS      EXERCISE PRICE   EXERCISE
       ---------------                   --------------------------   --------------   --------
   MacTarnahan Limited Partnership (1)            43,848.75                $3.333         (2)
   Electra Partners, Inc. (1)                     43,848.75                $3.333         (2)
   Robert M. MacTarnahan                           6,000                   $5.333         (2)
   R. Scott MacTarnahan                            6,000                   $5.333         (2)
   Charles A. (Tony) Adams                        36,000                   $5.866         (3)
   Frederick L. Bowman                             8,000                    $7.00         (4)
   Glenmore James                                 28,000                $5.333-$7.00      (5)

   All Officers and Directors as a Group,
   (8 persons)                                   180,697.5              $3.333-$7.00      (6)

(1) MacTarnahan Limited Partnership is an entity whose general partner is Harmer Mill & Logging Supply Co. and whose limited partners are Robert
     M. MacTarnahan and Ruth MacTarnahan. Electra Partners, Inc. is an entity controlled by Mr. Adams.

(2)  Options and Warrants are currently exercisable.

(3) As of February 28, 1998, options to purchase 29,250 shares of Common Stock were exercisable. Options to purchase the remaining 6,750 shares of Common Stock become exercisable quarterly, and will be fully exercisable in November 1998.

(4) As of February 28, 1998, options to purchase 2,800 shares of Common Stock were exercisable. Options to purchase the remaining 5,200 shares of Common Stock become exercisable quarterly, and will be fully exercisable in January 2001.

(5) As of February 28, 1998, options to purchase 10,200 shares of Common Stock were exercisable. Options to purchase the remaining 17,800 shares of Common Stock become exercisable quarterly, and will be fully exercisable as follows: 4,800 shares in November 1999, 3,000 shares in January 2001, and 10,000 in March 1999.

(6) As of February 28, 1998, options to purchase 63,650 shares of Common Stock were exercisable. Options to purchase the remaining 29,350 shares of Common Stock become exercisable quarterly, and will be fully exercisable at various dates from November 1998 through January 2001. As of February 28, 1998, warrants to purchase 87,697.5 shares of Common Stock were exercisable.

ITEM 11.  INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

LEASE AGREEMENT WITH PORTLAND BREWING BUILDING, L.L.C

In November 1992, the Company executed a triple net, 15 year lease (with three five-year renewal options) with Portland Brewing Building Partners ("Brewing Partners"), which developed the Company's new brewery at 2730 NW 31st Avenue in Portland. The Company believes that the terms and conditions of its lease, as amended, are fair and reasonable and are no less favorable to the Company than could be obtained from unaffiliated parties. Brewing Partners was an equal 50/50 partnership of Electra Partners, Inc. ("Electra"), a company controlled by Mr. Adams, and Harmer Mill & Logging Supply Co. ("Harmer"), a company controlled by Mr. and Mrs. Robert M. MacTarnahan. In 1995, after a series of transactions, the property and the lease were contributed to Portland Brewing Building, LLC, which is owned 50% by MacTarnahan Limited Partnership (whose general partner is Harmer and whose limited partners are Robert M. MacTarnahan and Ruth MacTarnahan); 25.1604% by Electra; and 24.8396% by L & L Land Co. (a general partnership consisting of Howard M. Wall, a director of the Company and his wife, Patricia Wall). In connection with the negotiation of this lease, MacTarnahan Limited Partnership and Electra Partners, Inc. each have warrants for the purchase of 43,848.75 shares of Common Stock, exercisable at any time through December 31, 2002, at an exercise price of $3.333 per share.

Monthly lease payments, which began June 15, 1993, are $22,060 plus property taxes, insurance and maintenance. In December 1997, in connection with the issuance of $400,000 of Subordinated Notes to Harmer and the Charles A. Adams Family Trust, lease payments were reduced by $5000 for each of the months of January through April 1998.

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

Contemporaneously with the acquisition of the Adjacent Building, L & L Land Co. executed an Option to Purchase and Agreement and Option to Lease (the "Option Agreement") with the Company dated December 28, 1995, pursuant to which (a) the Company was granted the exclusive and irrevocable right and option to acquire the Adjacent Building until December 31, 1998, for a total purchase price of $1,100,000 (the amount paid by L & L Land Co. to acquire the Adjacent Building), plus the amount, up to $200,000, paid by L & L Land Co. for the improvements described below, (b) the Company was granted the right and option to lease the entirety of the Adjacent Building if a written notice is given by the Company before the later of the Company receiving written confirmation that Power Transmission Products, Inc. has vacated the Adjacent Building and that L & L Land Co. has the legal ability to lease the entirety of the Adjacent Building to the Company or September 30, 1998, in which event the Adjacent Building would be leased to the Company for a 10-year term at a rent of $10,833 per month for the first five years and at a fair market rental value rate for the remaining five years, and (c) the Company agreed to lease the entirety of the Adjacent Building through March 31, 1999 in the event the Power Transmission Products, Inc. lease is terminated and vacated prior to March 31, 1999.

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

LICENSE AGREEMENT WITH ROBERT M. MACTARNAHAN

In July 1994, the Company entered into a License Agreement ("License Agreement") with Robert M. MacTarnahan, a director of the Company, and Harmer Mill & Logging Supply Co., a company controlled by Mr. and Mrs. Robert M. MacTarnahan. Pursuant to the License Agreement, (i) Mr. MacTarnahan conveys to the Company the right to use his surname and its variation "MacTarnahan" as a Company trademark, and (ii) the Company has been granted an exclusive worldwide license to use Mr. MacTarnahan's likeness, image and other personal attributes to promote the sale of the Company's products, merchandise, and related materials. The license expires on December 31, 2093. In consideration of the license grant, the Company must pay a royalty of $1.00 per barrel of MacTarnahan's Ale sold by the Company for the term of the license. The Company has the right to terminate the License Agreement on 30-days' written notice. The license shall also terminate (a) if, in any subsequent year after Dilution (as defined below), the Company or its successors fails to sell a volume of products equal to or greater than 20% of the average annual value of sales of products in the prior five (5) years, or
(b) if the Company or its successors fail to make any sales of MacTarnahan's Ale for a period of twelve months. The term "Dilution" means the occurrence of any of the following: (i) MacTarnahan, his affiliates, Charles A. (Tony) Adams, Mr. Adams' affiliates, and Portland Brewing Building Partners, L.L.C., collectively, cease to own at least ten percent (10%) of the common stock of the Company (or any successor), including the shares that could be purchased by any of the foregoing upon exercise of all outstanding warrants or options granting rights to purchase Company stock; (ii) the Company sells substantially all of its assets; or (iii) the Company sells or assigns its right, title and interest to the brands "MacTarnahan's Ale," "MacTarnahan's Scottish Ale," any other version of the MacTarnahan name used as a brand name and/or the License Agreement. In the event the license is terminated or terminates, the Company must assign its rights to the trademark "MacTarnahan" and the above variations to Mr. MacTarnahan.

Royalties paid to Harmer under the License Agreement for 1997 and 1996 were $23,430 and $21,974, respectively, based on the sale of 23,430 and 21,974 barrels, respectively, of MacTarnahan's Ale during the same periods.

10% AMORTIZING SUBORDINATED NOTES

In December 1997, the Company borrowed $400,000 under 10% Subordinated Notes (the "Notes"). Of the $400,000, $200,000 was borrowed from each of (i) Harmer Company, an entity controlled by Robert M. MacTarnahan, a Director of the Company; and (ii) Charles A. Adams Family Trust, an entity controlled by Charles A. Adams, the Company's President. Payments under the Notes are due in thirty six equal monthly principal payments of $11,111 commencing July 1, 1999. Interest is payable monthly at 10% per annum, commencing on February 1, 1998. Proceeds under the Notes were applied to the outstanding balance under the Company's line of credit. The Notes are secured by a second security interest in the Company's accounts receivable and inventory. (SEE NOTE 3 OF NOTES TO FINANCIAL STATEMENTS)

                                    PART II

ITEM 1. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

There is no public trading market for the Company's Common Stock. The Company had 5,693 shareholders of record as of March 19, 1998. The Company has never declared any cash dividends on its Common Stock, nor does the Company intend to do so in the near future. Pursuant to a bank loan agreement, the Company cannot declare or pay dividends on any of its outstanding stock, except dividends payable in Common Stock of the Company, without prior written consent of the bank.

ITEM 2. LEGAL PROCEEDINGS

As of the date of this Report on Form 10-KSB, there are no legal proceedings pending to which the Company is a party or to which any of its property is subject, and the Company does not know of any such action being contemplated.

ITEM 3. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the quarter ended December 31, 1997.

ITEM 5. COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and Directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. Executive officers, Directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during 1997, all executive officers, Directors and greater than 10% shareholders complied with all applicable filing requirements, except for a filing on Form 5 for Mr. James reporting the grant of stock options in 1997, which was filed late.

ITEM 6. REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the quarter ended December 31, 1997.

                                   PART F/S

INDEX TO FINANCIAL STATEMENTS

                                                            PAGE
                                                            ----
Report of Independent Public Accountants                     F-1

Balance Sheets as of December 31, 1997 and 1996              F-2

Statements of Operations for the years ended December 31,
1997 and 1996                                                F-3

Statements of Stockholders' Equity for the years ended
December 31, 1997 and 1996                                   F-4

Statements of Cash Flows for years ended December 31, 1997
and 1996                                                     F-5

Notes to Financial Statements                                F-6

                                   PART III

ITEM 1. AND ITEM 2. INDEX TO EXHIBITS AND DESCRIPTION OF EXHIBITS The following exhibits are filed herewith:

Exhibit Exhibit
Number  Number
(1-A)  (S-B 601)   Description
----------------   -----------
  2.1    3.1       Articles of Incorporation, as amended (5)
  2.2    3.2       Amended and Restated Bylaws (7)
  3.1    4.1       Specimen of Common Stock Certificate (1)
  3.2    4.2       Warrant issued to Electra Partners, Inc. dated March 25, 1996 (2)
  3.3    4.3       Warrant issued to MacTarnahan Limited Partnership dated March 25, 1996 (2)
  6.1    10.1      Indenture of Lease between the Company and Portland Brewing
                   Building Partners dated November 4, 1992, as amended (1)
  6.2    10.2      Sublease between the Company, Power Transmission Products, Inc., and Pacific Realty Associates, L.P., dated January 26, 1995 (1)
  6.3    10.3      Lease Agreement between the Company and Leonard G. Johnson dated April 27, 1994 (5)
  6.4    10.4      License Agreement between the Company, R. M. MacTarnahan and Harmer
                   Company dated July 1, 1994 (1)
  6.5    10.5      The Company's 1992 Incentive Stock Option Plan and Specimen
                   Form Plan Documents (1)(6)
  6.6    10.6      The Company's 1994 Nonqualified Stock Option Plan and Specimen
                   Form Plan Documents (1)(6)
  6.7    10.7      Resolutions of the Board of Directors reserving 30,000 shares
                   (now 45,000 shares as adjusted for the three-for-two stock split effected on November 18, 1994) under the Company's 1994
                   Nonqualified Stock Option Plan (1)
  6.8    10.8      Business Loan Agreement between the Company and Bank of America-
                   Oregon, dated December 15, 1995 (2)
  6.9    10.9      Distribution Agreement between the Company and Columbia
                   Distributing, dated April 8, 1996 (5)
  6.10   10.10     Restated Cash Incentive Plan, as amended (1)(6)
  6.11   10.11     The Company's Stock Offering Purchase Plan for Employees and
                   Specimen Form Plan (1)(6)
  6.12   10.12     Option to Purchase and Agreement and Option to Lease between the Company and L&L Land Co., dated December 1995(2)
  6.13   10.13     Indenture of Lease between the Company and Western Stations Co.
                   dated May 1, 1995 (3)
  6.14   10.14     Manufacturing Services Agreement between the Company and The
                   Stroh Brewery Company dated January 31, 1996 (4)



Exhibit Exhibit
Number  Number
(1-A)  (S-B 601)   Description
----------------   -----------
  6.15   10.15     Amendment No. 1 to Business Loan Agreement dated July 23, 1996*
  6.16   10.16     Amendment No. 2 to Business Loan Agreement dated December 19, 1996*
  6.17   10.17     Amendment No. 3 to Business Loan Agreement dated March 28, 1997*
  6.18   10.18     Amendment No. 4 to Business Loan Agreement dated April 23, 1997*
  6.19   10.19     Amendment No. 5 to Business Loan Agreement dated November 24, 1997*
  6.20   10.20     10% Amortizing Subordinated Note between the Company and
                   Charles A. Adams Family Trust *
  6.21   10.21     10% Amortizing Subordinated Note between the Company and Harmer
                   Company *
  10.0   23.0      Consent of Arthur Andersen LLP *
  12.0    27       Financial Data Schedule *

-------------
  (1) Incorporated by reference to the Company's Form SB-1 (Commission File No. 33-90914-LA) as filed with the Commission on April 4, 1995.
  (2) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1995 as filed with the Commission on March 28, 1996.
  (3) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1996 as filed with the Commission on May 2, 1996.
  (4) Incorporated by reference to the Company's Form 10-QSB/A No. 1 for the quarter ended March 31, 1996 as filed with the Commission on July 31, 1996.
  (5) Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 1996 as filed with the Commission on November 12, 1996.
  (6)  Denotes a management contract or compensatory plan or arrangement.
  (7) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1996 as filed with the Commission on March 28, 1997.

  *    Filed herewith.

                                  SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 1998.


                                       PORTLAND BREWING COMPANY


                                       By:  /S/  CHARLES A. ADAMS
                                            -----------------------------------
                                            Charles A. Adams, Chairman of the
                                            Board, President and Chief Executive
                                            Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 23rd day of March, 1998..

  Signature                    Title
  ---------                    -----

  /S/  CHARLES A. ADAMS        Chairman of the Board, President and Chief
 --------------------------    Executive Officer (Principal Executive Officer)
 Charles A. Adams

  /S/  GLENMORE JAMES          Executive Vice President and Chief Financial
  -------------------------    Officer (Principal Financial and Accounting
  Glenmore James               Officer)


  /S/ EDWIN HUNT               Director
  -------------------------
  Edwin Hunt

  /S/ ROBERT M. MacTARNAHAN    Director
  -------------------------
  Robert M. MacTarnahan

  /S/ R. SCOTT MacTARNAHAN     Director
  -------------------------
  R. Scott MacTarnahan

  /S/ SIMON C. OSTLER          Director
  -------------------------
  Simon C. Ostler

  /S/ HOWARD M. WALL, Jr.      Director
  -------------------------
  Howard M. Wall, Jr.

              Report of Independent Public Accountants


To the Board of Directors and Stockholders of Portland Brewing Company:

We have audited the accompanying balance sheets of Portland Brewing Company (an Oregon Corporation) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Portland Brewing Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.

                                   Arthur Andersen LLP


Portland, Oregon,
February 27, 1998

                           PORTLAND BREWING COMPANY
                                 BALANCE SHEET


                                    ASSETS
                                                              December 31,
                                                        ------------------------
CURRENT ASSETS:                                           1997           1996
                                                      -----------    -----------
  Cash                                                $    52,719    $    49,054
  Accounts receivable, net of allowance of $15,852
  (1997), $56,155 (1996)                                  652,530        787,930
  Inventories                                             683,733        675,680
  Prepaid assets                                          201,541        331,296
  Income tax receivable                                         -         79,970
  Deferred income taxes                                         -         89,411
                                                      -----------    -----------
          Total current assets                          1,590,523      2,013,341

Property and equipment, net                             8,694,106      9,548,288
Other assets, net                                         241,515        252,999
                                                      -----------    -----------
          Total assets                                $10,526,144    $11,814,628
                                                      -----------    -----------
                                                      -----------    -----------
             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                    $  1,094,201   $  1,008,634
 Customer deposits held                                   165,203        210,105
 Accrued payroll                                          109,979        100,864
 Other accrued liabilities                                 51,867         50,027
 Line of credit                                           203,000        300,000
 Current portion of long-term debt                        381,947        400,603
                                                      -----------    -----------
          Total current liabilities                     2,006,197      2,070,233

Long-term debt, less current portion                    2,575,777      2,904,780
Subordinated notes payable to related parties             400,000             --

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value, 100,000 shares
   authorized, no shares issued                                --             --
  Common stock, no par value, 5,000,000 shares
   authorized,  2,074,943
   shares issued and outstanding                        6,715,798      6,715,798
  Stock notes receivable                                     (375)        (2,524)
  Retained earnings (deficit)                          (1,171,253)       126,341
                                                      -----------    -----------
          Total stockholders' equity                    5,544,170      6,839,615
                                                      -----------    -----------
          Total liabilities and stockholders' equity  $10,526,144    $11,814,628
                                                      -----------    -----------
                                                      -----------    -----------

     The accompanying notes are an integral part of these balance sheets.

                           PORTLAND BREWING COMPANY
                           STATEMENTS OF OPERATIONS

                                                      Year Ended December 31,
                                                      --------------------------
                                                          1997          1996
                                                      -----------    -----------
Sales                                                 $11,094,678    $12,866,563
Less- Excise tax                                          508,002        711,856
                                                      -----------    -----------
          Net sales                                    10,586,676     12,154,707

Cost of sales                                           7,542,398      8,336,674
                                                      -----------    -----------
Gross profit                                            3,044,278      3,818,033

General and administrative expenses                     1,419,483      1,779,760
Sales and marketing expenses                            2,425,791      2,462,418
                                                      -----------    -----------
Loss from operations                                     (800,996)      (424,145)

Other expense, net
  Interest expense                                       (290,858)       (84,544)
  Other expense, net                                     (129,408)       (20,769)
                                                      -----------    -----------
          Total other expense, net                       (420,266)      (105,313)
                                                      -----------    -----------
Net loss before income taxes                           (1,221,262)      (529,458)

Provision for (benefit from) income taxes                  76,332       (149,308)
                                                      -----------    -----------
          Net loss                                    $(1,297,594)   $  (380,150)
                                                      -----------    -----------
                                                      -----------    -----------
Net loss per share                                    $     (0.63)   $     (0.18)
                                                      -----------    -----------
                                                      -----------    -----------
Shares used in per share calculations                   2,074,943      2,070,141


       The accompanying notes are an integral part of these statements.

                           PORTLAND BREWING COMPANY
                      STATEMENTS OF STOCKHOLDERS' EQUITY


                                         Common Stock
                                   ------------------------
                                                                               Retained
                                                                Stock Notes    Earnings
                                    Shares         Amount       Receivable     (Deficit)         Total
                                   ---------     ----------     -----------   -----------     ------------
December 31, 1995                  2,070,643     $6,696,196      $(18,260)    $   506,491     $ 7,184,427

Issuance of common stock, net
     of offering costs                 4,500         21,002          -              -              21,002

Repurchase of common stock              (200)        (1,400)         -              -              (1,400)

Repayment of stock notes
     receivable                        -              -            15,736           -              15,736

Net loss                               -              -              -           (380,150)       (380,150)

                                   ---------     ----------     ----------    -----------     -----------
December 31, 1996                  2,074,943      6,715,798        (2,524)        126,341       6,839,615

Repayment of stock notes
   receivable                          -              -             2,149           -               2,149

Net loss                               -              -              -         (1,297,594)     (1,297,594)
                                   ---------     ----------     ----------    -----------     -----------
December 31, 1997                  2,074,943     $6,715,798      $   (375)    $(1,171,253)    $ 5,544,170
                                   ---------     ----------     ----------    -----------     -----------
                                   ---------     ----------     ----------    -----------     -----------

       The accompanying notes are an integral part of these statements.

                           PORTLAND BREWING COMPANY
                           STATEMENTS OF CASH FLOWS

                                                       Year Ended December 31,
                                                     ---------------------------
                                                         1997           1996
                                                        ------         ------
Cash flows relating to operating activities:
  Net loss                                            $(1,297,594)    $ (380,150)
  Adjustments to reconcile net loss to net cash
     provided by operating activities-
      Depreciation                                      1,060,814        843,488
      Amortization                                        177,110        218,728
      Change in net deferred income taxes                 107,260       (111,789)
      Loss on sale of property and equipment               33,595          1,771
      (Increase) decrease in:
        Accounts receivable, net                          135,400        (67,668)
        Inventories                                       (53,063)        31,465
        Prepaid assets                                    129,755       (130,875)
        Income tax receivable                              79,970        (38,789)
      (Decrease) increase in:
        Accounts payable                                   85,567        425,884
        Customer deposits held                            (44,902)        44,179
        Accrued payroll and other liabilities              10,955        (33,180)
                                                       ----------     ----------
          Net cash provided by operating activities       424,867        803,064
                                                       ----------     ----------
Cash flows relating to investing activities:
  Purchase of property and equipment                     (517,967)    (3,667,413)
  Proceeds from sale of property and equipment            277,740         25,200
  Changes in other assets                                (138,465)      (309,539)
                                                       ----------     ----------
        Net cash used in investing activities            (378,692)    (3,951,752)
                                                       ----------     ----------
Cash flows relating to financing activities:
  Net borrowings (repayments) under line of credit        (97,000)       300,000
  Repayments of long term debt                         (5,424,317)      (636,583)
  Proceeds from issuance of long-term debt              5,076,658      3,342,521
  Proceeds from subordinated notes payable to
    related parties                                       400,000              -
  Issuance of common stock, net                                 -         19,602
  Payments of stock notes receivable                        2,149         15,736
                                                       ----------     ----------
        Net cash (used in) provided by
          financing activities                            (42,510)     3,041,276
                                                       ----------     ----------
Net increase (decrease) in cash                             3,665       (107,412)
                                                       ----------     ----------
Cash, beginning of period                                  49,054        156,466
                                                       ----------     ----------
Cash, end of period                                    $   52,719     $   49,054
                                                       ----------     ----------
                                                       ----------     ----------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest, net of
    capitalization                                     $  265,407     $   84,544

       The accompanying notes are an integral part of these statements.

                           PORTLAND BREWING COMPANY
                         NOTES TO FINANCIAL STATEMENTS


1.  DESCRIPTION OF BUSINESS:

The Company was incorporated in Oregon on November 14, 1983. The Company opened its first brewery in January 1986 at 1339 NW Flanders Street in Portland, Oregon. In March 1986 a pub was added which allows customers to view various stages of the brewing process. In July 1996 the Company completed an expansion of the Flanders Street Brewpub which significantly increased the restaurant area of the pub. The Company opened a second brewery in June 1993 located at 2730 NW 31st Avenue in Portland, which initially more than doubled its annual production capacity to approximately 26,000 barrels. Subsequent equipment additions and expansion have increased capacity to approximately 135,000 barrels per year. In July 1994, a restaurant, The BrewHouse Taproom & Grill, was constructed at the main brewery and opened to the public.

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

INVENTORIES

Inventories are stated at the lower of average cost, which approximates the first-in, first-out (FIFO) method, or market and include materials, labor and manufacturing overhead. Inventories consist of the following:

                                                             December 31,
                                                       -------------------------
                                                             1997           1996
                                                       ----------     ----------
 Raw materials                                         $  128,561     $  180,613
 Work-in-process                                          236,710        140,684
 Finished goods                                           148,028        123,113
 Merchandise                                               80,720         96,546
 Kegs, inventory value                                     89,714        134,724
                                                       ----------     ----------
                                                       $  683,733     $  675,680
                                                       ----------     ----------
                                                       ----------     ----------

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Interest costs related to the construction of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives. The Company capitalized net interest costs of approximately $16,000 and $81,000 in 1997 and 1996, respectively. Property and equipment consists of the following:

                                                             December 31,
                                                       -------------------------
                                                             1997           1996
                                                       ----------     ----------
Brewing plant and equipment                            $7,721,477    $ 7,393,922
Office and laboratory equipment and vehicles              647,586        639,652
Kegs                                                      975,287        973,517
Construction in progress                                  103,243        279,783
Leasehold improvements                                  2,294,131      2,257,781
                                                       ----------     ----------
           Total property and equipment                11,741,724     11,544,655
  Less- Accumulated depreciation                       (3,047,618)    (1,996,367)
                                                       ----------     ----------
                                                       $8,694,106    $ 9,548,288
                                                       ----------     ----------
                                                       ----------     ----------

Property and equipment is depreciated using the straight-line method over estimated useful lives as follows:

                                                            Years
                                                            -----
Brewing plant and equipment                                 10-20
Office and laboratory equipment and vehicles                 5-10
Leasehold improvements                                       5-15
Kegs                                                           5

PACKAGE DESIGN

Package design costs, which include costs related to design, plates, and dyes, are amortized on a straight-line basis over three years. Package design costs, net of accumulated amortization were $180,597 and $159,718 at December 31, 1997 and 1996, respectively. Amortization expense related to package design costs, which is included in selling and marketing expense, was $113,834 and $81,822 in 1997 and 1996, respectively.

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

NET LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 changes the standards for computing and presenting earnings per share (EPS) and supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This Statement requires restatement of all prior-period EPS data presented.

As it relates to the Company, the principal differences between the provisions of SFAS 128 and previous authoritative pronouncements are the exclusion of common stock equivalents in the determination of Basic Earnings Per Share and the market price at which common stock equivalents are calculated in the determination of Diluted Earnings Per Share.

Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and warrants outstanding during the period.

The adoption of SFAS 128 had no effect on previously reported loss per share amounts for the year ended December 31, 1996. For the years ended December 31, 1997 and 1996, primary loss per share was the same as basic loss per share and fully diluted loss per share was the same as diluted loss per share. A net loss was reported in 1997 and 1996, and accordingly, in those years the denominator was equal to the weighted average outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Company's common stock, because to do so would have been anti-dilutive. Stock options for the purchase of 139,500 and 140,500 shares at December 31, 1997 and 1996, respectively, and warrants for the purchase of 87,697.5 shares at December 31, 1997 and 1996 were not included in loss per share calculations, because to do so would have been anti-dilutive.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Total advertising expense was $241,304 and $249,897 in 1997 and 1996, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

All current assets and liabilities are carried at cost, which approximates fair value because of the short-term nature of those instruments. The recorded amounts of the Company's long-term debt also approximate fair value, as estimated using discounted cash flow analysis.

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of trade accounts receivable. For the periods ended December 31, 1997 and 1996, 29% percent and 16%, respectively, of net sales were through a single distributor. At December 31, 1997 and 1996, 59% and 36% of total accounts receivable, respectively, was attributable to a single distributor.

IMPAIRMENT OF LONG-LIVED ASSETS

In 1995, the FASB issued SFAS No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of". Adoption of SFAS No. 121 on a prospective basis is required for fiscal years beginning after December 15, 1995. In 1996 the Company adopted SFAS No.121, with no effect on its financial position or results of operations in 1997 or 1996.

3.  LINES OF CREDIT AND LONG-TERM DEBT:

The Company has a $1,000,000 revolving line of credit with a bank. At December 31, 1997, $203,000 was outstanding with interest at the bank's reference rate plus 1.5% (10.0% at December 31, 1997). The Company had a $2,000,000 non-revolving equipment line of credit with a bank, which converted to a term loan in June 1997. The amount outstanding under the term loan at December 31, 1997 of $1,864,020, bears interest at the bank's reference rate plus 0.5% (9.0% at December 31, 1997). The Company has two additional term loans outstanding with a bank, under which $435,311 and $596,115 were outstanding at December 31, 1997, bearing interest at 7.55% and at the bank's reference rate plus 0.5% (9.0%at December 31, 1997), respectively.

These term loans and line of credit are secured by all assets of the Company, including receivables, inventory, and property and equipment and contain restrictions relating to specified financial ratios and restrictions on dividend payments, as well as the lender's standard covenants and restrictions. In November 1997 the loan covenants were changed to meet the Company's current financial requirements. The new covenants, measured on a monthly basis, require a minimum tangible net worth of $5,000,000; a current ratio of .70 to 1.00 through December 31, 1997 and .60 to 1:00 thereafter; liabilities to tangible net worth of equal to or less than 1.0 to 1.0; and, various monthly reporting requirements typical of such a credit facility. At December 31, 1997, the Company was in compliance with all loan covenants.

In April 1997 the total credit facility with the bank was renewed through April 1998. The entire facility is due for its annual review and renewal on April 30, 1998. The Company expects to renegotiate the facility, but at this time the terms of such renegotiation have not been established.

In December 1997, the Company borrowed a total of $400,000 from two of its shareholders under 10% Subordinated Notes Payable (the "Notes"). Payments under the Notes are due in thirty six equal monthly principal payments of $11,111 commencing July 1, 1999. Interest is payable monthly at 10% per annum, commencing on February 1, 1998. Proceeds under the Notes were applied to the outstanding balance under the Company's line of credit. The Notes are secured by a second security interest in the Company's accounts receivable and inventory.

Principal payment requirements on long-term debt are as follows for the years ending December 31:

         1998                             $  381,947
         1999                                629,514
         2000                                668,673
         2001                                687,612
         2002                                513,365
      Thereafter                             476,613
                                          ----------
                                          $3,357,724
                                          ----------

4.  LEASES:

The following is a schedule of minimum future lease payments for the years ending December 31:

                     1998                                    $  361,616
                     1999                                       346,047
                     2000                                       331,056
                     2001                                       331,056
                     2002                                       286,832
                  Thereafter                                  1,444,930
                                                             ----------
         Total minimum lease payments                        $3,101,537
                                                             ----------
                                                             ----------

Rental expense incurred on operating leases was $407,737 and $421,614 in 1997 and 1996, respectively.

5.  INCOME TAXES:

The components of the (benefit from) provision for income taxes are:

                                    Year Ended December 31,
                                      1997          1996
                                    --------      ---------
Current                             $(30,929)     $ (37,519)
Deferred                             107,260       (111,789)
                                    --------      ---------
                                    $ 76,331      $(149,308)
                                    --------      ---------
                                    --------      ---------

The components of the net deferred tax assets and liabilities as of December 31, 1997 are as follows:

                                                              December 31,
                                                           1997           1996
                                                       ----------      ---------
Deferred tax assets, current-
  Basis difference in inventory                        $   40,765      $  35,699
  Other                                                    28,266         53,712
                                                       ----------      ---------
     Total current deferred tax assets                 $   69,031      $  89,411
                                                       ----------      ---------
                                                       ----------      ---------
Deferred tax assets, long-term-
  Net operating loss carryforwards                     $1,017,013      $ 207,775
  Tax credits                                             115,022        144,212
                                                       ----------      ---------
     Total long-term deferred tax assets                1,132,035        351,987

Deferred tax liabilities-
  Basis difference in property, plant
    and equipment                                        (542,070)      (334,498)
                                                       ----------      ---------
     Net long-term deferred tax assets                    589,965         17,849
                                                       ----------      ---------
Total deferred tax assets                                 658,996        107,260

 Less: valuation allowance                               (658,996)             -
                                                       ----------      ---------
Net deferred tax assets                                $        -      $ 107,260
                                                       ----------      ---------
                                                       ----------      ---------

As of December 31, 1997 and 1996, the reported provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34 percent to income before provision for income taxes as follows:

                                                                  December 31,
                                                               1997           1996
                                                              ------         -----
Statutory tax rate                                            (34.0)%        (34.0)%
State and local taxes, net of federal benefit                  (9.0)          (6.4)
Change in valuation allowance                                  47.7              -
Effect of nondeductible expenses                                1.5            3.2
Limit on benefit of net operating loss carryback                  -            8.5
Other                                                           0.1            0.5
                                                              ------         -----
Income tax (benefit) provision                                  6.3 %        (28.2)%
                                                              ------         -----
                                                              ------         -----

6.  RELATED PARTY TRANSACTIONS:

LEASE AGREEMENT WITH PORTLAND BREWING BUILDING, LLC

The Company leases the property at 2730 NW 31st Avenue in Portland, Oregon from Portland Brewing Building, L.L.C., which is an entity controlled by an officer and director and two other directors of the Company. Monthly lease payments are $22,060 plus property taxes, insurance and maintenance, with lease payments to be adjusted at the beginning of the sixth and eleventh years to reflect the greater of changes in the Consumer Price Index or 95% of fair market rental value. The lease expires in August 2008. In December 1997, in connection with the issuance of $400,000 of Notes, the lease payments were reduced by $5,000 for each of the months of January through April 1998. (See
Note 3) In connection with the original negotiation of the lease in 1992, the Company granted the lessors a warrant to purchase 87,697.5 shares of Common Stock. The warrants are exercisable at any time through December 31, 2002, at an exercise price of $3.333 per share.

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

LICENSE AGREEMENT

The Company entered into a license agreement with one of its board members to utilize his name and likeness. The amount of the royalty owed is $1 per barrel of MacTarnahan's Amber Ale sold. Royalties paid under the license agreement for 1997 and 1996 were $23,450 and $21,974, respectively, based on the sale of 23,450 and 21,974 barrels, respectively, of MacTarnahan's Amber Ale during the same periods.

7.  STOCK-BASED COMPENSATION PLANS:

INCENTIVE STOCK OPTION PLAN

The Company's 1992 Incentive Stock Option Plan ("ISOP") is administered by the Board of Directors and provides for grants of options to acquire shares of the Company's common stock, subject to the limitations set forth in the ISOP. The number of stock options available for grant under the ISOP is 163,500. Pursuant to the ISOP, the Board of Directors has the authority to set the terms and conditions of the options granted, but cannot set the option exercise price at less than 100 percent of the fair market value of the subject shares of common stock at the time the option is granted. Options vest quarterly over a 12- to 60-month period, with 75,125 shares exercisable at December 31, 1997.

Activity under the ISOP is summarized as follows:

                                     Shares Available  Shares Subject   Exercise Price
                                        for Grant       to Options        Per Share
Balances, December 31, 1995               46,500          117,000         $3.33-$5.87
Options granted                          (46,750)          46,750            $7.00
Options exercised                             --           (4,500)        $3.33-$5.33
Options canceled                          17,750          (18,750)        $5.33-$7.00
                                         -------          -------         -----------
Balances, December 31, 1996               17,500          140,500         $3.33-$7.00
Options granted                          (47,350)          47,350            $7.00
Options exercised                             --               --              --
Options canceled                          48,350          (48,350)        $3.33-$7.00
                                         -------          -------         -----------
                                          18,500          139,500         $3.33-$7.00
Balances, December 31, 1997              -------          -------         -----------
                                         -------          -------         -----------

NONQUALIFIED STOCK OPTION PLAN

In August 1994, the Board of Directors approved a Nonqualified Stock Option Plan ("NQSOP"). The NQSOP provides for the issuance of 45,000 stock options to employees, nonemployee members of the Board of Directors, consultants and other independent contractors who provide valuable service to the Company, at a minimum of 85 percent of fair market value and have a term of 10 years. At December 31, 1997 and 1996, options to purchase 21,000 shares at $5.33 were outstanding and exercisable.

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

The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted using the Black-Scholes option-pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants in 1997 and 1996. No options were granted in 1995.

                                             1997           1996
                                             ----           ----
     Risk-free interest rate                 6.25%          5.7%
     Expected dividend yield                 0   %          0  %
     Expected lives                          6 years        6 years
     Expected volatility                     68  %          57 %

The total value of options granted during 1997 and 1996 was computed as approximately $167,000 and $192,000, respectively, which will be amortized on a pro forma basis over the respective vesting period of the options (two to five years). The weighted average fair value of options granted during 1997 and 1996 was $3.85 and $4.11 per share, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's pro forma net loss and pro forma net loss per share for the years ended December 31, 1997 and 1996 would have been as follows:

                                                      As Reported      Pro Forma
                                                      -----------      ---------
1997
Net loss                                             $(1,297,594)     $(1,412,888)
Net loss per share                                   $     (0.63)     $     (0.68)

1996
Net loss                                             $  (380,150)     $  (418,935)
Net loss per share                                   $     (0.18)     $     (0.20)

The effect of applying SFAS 123 in this pro forma disclosure is not indicative of future results. SFAS 123 does not apply to awards prior to January 1, 1995. Additional awards are anticipated in future years.

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

                   Options Outstanding                      Options Exercisable
-------------------------------------------------------  --------------------------
                                  Weighted
                   Number          Average     Weighted       Number       Weighted
                 Outstanding at   Remaining     Average   Exercisable at    Average
                  December 31,   Contractual   Exercise     December 31,   Exercise
Exercise Price        1997       Life (Years)    Price          1997         Price
                 --------------- ------------  --------   ---------------  --------
$2.80 - $3.50          1,500          5.5        $3.33          1,500        $3.33
$4.90 - $5.60         43,500          6.8         5.33         34,500        $5.33
$5.60 - $6.30         36,000          6.9         5.86         27,000        $5.86
$6.30 - $7.00         79,500          7.7         7.00         12,125        $7.00
                     -------                                   ------
Totals               160,500                                   75,125
                     -------                                   ------
                     -------                                   ------

CASH INCENTIVE PLAN

The Company may award its officers and employees, under its Restated Cash Incentive Plan ("the Plan"), bonuses in an amount up to 10 percent (10%) of net operating profits before taxes. Awards under the Plan will be allocated among the officers and employees in accordance with the provisions of the Plan at the discretion of the Board of Directors. No amounts were awarded in 1997 or 1996 under the Plan.