Form 10-Q
period 1998-03-31
PORTLAND BREWING CO /OR/
filed 1998-05-14
CIK 943658

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB



/x/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended March 31, 1998
                               --------------

/ / Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                     to
                               -------------------    -------------------

Commission file number         0 - 25836
                       --------------------------

                            PORTLAND BREWING COMPANY
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                      Oregon                           93-0865997
         -------------------------------           -------------------
         (State or Other Jurisdiction of            (I.R.S. Employer
         Incorporation or Organization)            Identification No.)


                  2730 N.W. 31st Avenue, Portland, Oregon 97210
                  ---------------------------------------------
                    (Address of Principal Executive Offices)

                                  (503)226-7623
                           ---------------------------
                           (Issuer's Telephone Number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/       No  / /

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,074,943 shares of common
                                                     ---------
stock as of May 12, 1998.
            ------------
         Transitional Small Business Disclosure Format (check one):

Yes  /X/       No  / /

                            PORTLAND BREWING COMPANY
                                   FORM 10-QSB
                                      INDEX

PART 1 - FINANCIAL INFORMATION                                             PAGE
-------------------------------                                            ----


Item 1. Financial Statements

                  Balance Sheets - March 31, 1998
                  and December 31, 1997                                      3

                  Statements of Operations - Three Months
                  Ended March 31, 1998 and 1997                              5

                  Statements of Cash Flows - Three Months
                  Ended March 31, 1998 and 1997                              6

                  Notes to Financial Statements                              7

Item 2. Management's Discussion and Analysis or Plan of Operation            8


PART 11 - OTHER INFORMATION

Item 5.  Other Information                                                  10

Item 6. Exhibits and Reports on Form 8-K                                    10

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                            PORTLAND BREWING COMPANY
                                  Balance Sheet

                                     ASSETS

                                                     March 31,     December 31,
                                                   ------------    ------------
                                                       1998            1997
                                                   ------------    ------------
                                                   (Unaudited)

CURRENT ASSETS:
 Cash                                              $     63,565    $     52,719
 Accounts receivable, net of allowance of $15,852       724,440         652,530
 Inventories                                            694,528         683,733
 Prepaid assets                                         252,503         201,541
                                                   ------------    ------------

  Total current assets                                1,735,036       1,590,523


 Property and equipment, net of accumulated
  depreciation of $3,291,453 and $3,047,618           8,488,417       8,694,106

 Other assets, net                                      212,924         241,515
                                                   ------------    ------------

      Total assets                                 $ 10,436,377    $ 10,526,144
                                                   ============    ============

        The accompanying notes are an integral part of these statements.

                            PORTLAND BREWING COMPANY
                                  Balance Sheet

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     March 31,     December 31,
                                                   ------------    ------------
                                                       1998            1997
                                                   ------------    ------------
                                                   (Unaudited)

CURRENT LIABILITIES:
    Accounts payable                               $  1,181,797    $  1,094,201
    Customer deposits held                              236,879         165,203
    Accrued payroll                                     117,274         109,979
    Other accrued liabilities                            37,304          51,867
    Line of credit                                      450,000         203,000
    Long-term debt reclassified as current            2,408,057           ---
    Current portion of long term debt                   562,164         381,947
                                                   ------------    ------------
      Total current liabilities                       4,993,475       2,006,197

Long-term debt, less current portion                     81,039       2,575,777
Stockholder's loans, long-term                          400,000         400,000

    STOCKHOLDERS' EQUITY:
    Preferred stock, no par value, 100,000 shares
      authorized, no shares issued                        ---             ---
    Common stock, no par value, 5,000,000 shares
      authorized, 2,074,943 shares issued and
      outstanding                                     6,715,798       6,715,798
    Stock notes receivable                                 (375)           (375)
    Retained earnings (accumulated deficit)          (1,753,560)     (1,171,253)
                                                   ------------    ------------

      Total stockholders' equity                      4,961,863       5,544,170
                                                   ------------    ------------

      Total liabilities and stockholders' equity   $ 10,436,377    $ 10,526,144
                                                   ============    ============


        The accompanying notes are an integral part of these statements.

                            PORTLAND BREWING COMPANY
                            Statements of Operations
                                   (Unaudited)


                                                          Three months
                                                             ended
                                                            March 31,
                                                   ----------------------------
                                                       1998            1997
                                                   ------------    ------------

    Sales                                          $  2,244,400    $  2,782,351

    Less-excise tax                                      95,142         118,197
                                                   ------------    ------------
      Net sales                                       2,149,258       2,664,154

    Cost of sales                                     1,687,454       1,931,177
                                                   ------------    ------------
    Gross profit                                        461,804         732,977

    General and administrative expenses                 309,378         351,777
    Sales and marketing expenses                        496,117         542,762
                                                   ------------    ------------

    Income (loss) from operations                      (343,691)       (161,562)

    Interest expense                                     83,765          63,936
    Other expense, net                                  154,851           3,413
                                                   ------------    ------------

        Total other expense, net                        238,616          67,349
                                                   ------------    ------------

    Net income (loss) before income taxes              (582,307)       (228,911)
                                                   ------------    ------------

         Net income (loss)                         $   (582,307)   $   (228,911)
                                                   ============    ============

    Net income (loss) per share                    $      (0.28)   $      (0.11)
                                                   ============    ============

    Shares used in per share calculations             2,074,943       2,074,943

    Barrels shipped                                      10,966          13,891


         The accompanying notes are an integral part of these statements.

                            PORTLAND BREWING COMPANY
                            Statements of Cash Flows
                                   (Unaudited)

                                                   Three Months    Three Months
                                                      Ended           Ended
                                                     March 31,       March 31,
                                                   ------------    ------------
                                                       1998            1997
                                                   ------------    ------------

CASH FLOW RELATING TO OPERATING ACTIVITIES:
Net income (loss)                                  $   (582,309)   $   (228,911)
Adjustments to reconcile net (loss) income to
net cash provided by operating activities
  Depreciation                                          259,609         262,038
  Amortization                                           45,302          41,828
  Loss (gain) on sale of asset                           (2,151)          ---
(Increase) decrease in:
  Accounts receivable                                   (71,910)        (83,793)
  Inventories                                           (22,252)        (72,835)
  Prepaid assets                                        (50,962)         50,739
 (Decrease) increase in:
  Accounts payable                                       87,596         (55,359)
  Customer deposits held                                 71,676         (34,242)
  Accrued payroll and other accrued liabilities          (7,268)         (6,018)
                                                   ------------    ------------

Net cash provided by operating activities              (272,669)       (126,553)
                                                   ------------    ------------

CASH FLOWS RELATING TO INVESTING ACTIVITIES:
  Purchase of property and equipment                    (54,052)       (144,693)
  Proceeds from sale of plant and equipment               2,283           ---
  Changes in other assets                                (5,252)        (32,725)
                                                   ------------    ------------

  Net cash used in investing activities                 (57,021)       (177,418)
                                                   ------------    ------------

CASH FLOWS RELATING TO FINANCING ACTIVITIES:
  Borrowings under credit line, current                 247,000         375,000
  Issuance of note payable to distributors               97,698           ---
  Repayments of long-term debt                           (4,162)        (54,267)
  Changes in stock notes receivable                       ---               549
                                                   ------------    ------------

Net cash provided (used in) by financing
activities                                              340,536         321,282
                                                   ------------    ------------

NET INCREASE (DECREASE) IN CASH                          10,846          17,311
CASH, beginning of period                                52,719          49,054
                                                   ------------    ------------

CASH, end of period                                $     63,565    $     66,365
                                                   ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest           $     83,765    $     63,365


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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. This quarterly report should be read in conjunction with such Annual Report.

Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1998, or any portion thereof.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include general business and economic conditions, competitive products and pricing, fluctuations in demand and availability of financing. These forward-looking statements include but are not limited to sections under "Liquidity and Capital Resources" regarding the Company's ability to meet its cash requirements and under "Overview of Expectations for 1998".

     RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997 COMPARISON

         Net sales in the first quarter of 1998 decreased 19% to $2,244,400 from $2,782,351 for the same period in 1997. Gross profit decreased 37% to $461,804 (21.5% of net sales) in the first quarter of 1998 from $732,977 (28% of net sales) for the same period in 1997. The decrease in gross profit was a result of low production volumes in January and February. Shipments for the three months ended March 31, 1998 were 10,966 barrels, a decrease of 21% from 13,891 barrels for the three months ended March 31, 1997. The shortfall in shipments was primarily due to a sharp decline industry-wide in sales for the month of January and the Company's change in California distribution. The shortfall in January represented 60% of the decline for the quarter.

         General and administrative expenses decreased 12% to $309,378 (14% of net sales) in the first quarter of 1998 from $351,777 (13% of net sales) for the same period in 1997. The decrease is due to the continued effect of cost containment programs. Sales and marketing expenses decreased 9% to $496,117 (23% of net sales) in the first quarter of 1998 from $542,762 (20% of net sales) for the same period in 1997. The decrease resulted from lower selling expenses related to shipments, personnel changes and payroll reductions.

         Interest expense increased to $83,765 in the first quarter of 1998 from $63,936 for the same quarter in 1997. The increase is a result of increased debt outstanding for the quarter, compared to 1997. Other expenses included $150,510 for the transfer of distribution rights and related inventory costs resulting from the Company's consolidation of its California distribution.

         The net loss for the quarter ended March 31, 1998 was $582,307, depreciation and amortization totaled $304,911 and capital expenditures totaled $54,052. This compares to a net loss of $228,911, depreciation and amortization of $303,866 and capital expenditures of $144,693 for the quarter ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital principally to fund its working capital needs. The Company has met its capital requirements through cash flow from operations, bank borrowings, borrowings from certain stockholders, and the private and public sale of its Common Stock.

         The Company has a $1,000,000 revolving line of credit with a bank which was capped at $600,000 through March 31 1998. At March 31, 1998, $450,000 was outstanding at the bank's reference rate plus 1.5% (10% at March 31, 1998). The Company also has term loans outstanding with the bank. At March 31, 1998, $2,895,446 was outstanding under these term loans. The term loans bear interest at a fixed rate of 7.55% for $435,311 of the loan with the remaining $2,460,135 bearing interest at the bank's reference rate plus 1/2% (9.00% at March 31, 1998).

         The Company's operating line matured May 1, 1998. The bank has extended the Company's credit facilities through June 1 1998. The Company is currently in negotiations to renew or replace its credit facilities, although there can be no assurances that the Company will be successful.

         Generally accepted accounting principles require that the Company's term facilities, which are cross-collateralized and cross-default with the operating line, be classified as a current liability pending the renewal or replacement of the Company's credit facilities. At March 31, 1998, the Company was in compliance with the bank's loan covenants.

         In December 1997, the Company borrowed a total of $400,000 from two of its shareholders under 10% Subordinated Notes (the "Notes"). Payment under the notes are due in thirty-six equal monthly principal payments of $11,111 commencing July 1, 1999. Interest is payable monthly at 10% per annum, commencing on February 1, 1998. Proceeds under the Notes were applied to outstanding balance under the Company's line of credit. The Notes are secured by a second security interest in the Company's accounts receivable and inventory.

         Two major shareholders of the Company have expressed their intention to provide funding, as necessary, to sustain the Company's operations through December 31, 1998. In management's opinion, the Company's current financial resources, the funding intentions of the two major stockholders and a new credit facility will meet its working capital needs through December 31, 1998. To the extent that such sources are inadequate, the Company will be required to seek additional financing. There can be no assurance that additional financing will be available to the Company on satisfactory terms.


OVERVIEW OF EXPECTATIONS FOR 1998

         The Company believes that first quarter results are not indicative of the results for the remainder of 1998 for the following reasons:

          (i) The California distribution problem has been resolved and the distribution system has been strengthened;

         (ii) The Company's rapidly expanding contract brewing business is expected to utilize substantially all of its excess capacity; and

        (iii) The Company is experiencing increased authorizations and placements for its products, especially MacTarnahan's Amber Ale, its flagship brand in its primary west coast markets.

         Although the Company is cautiously optimistic about the remainder of 1998, there is no assurance that the company can meet such expectations.

                                     PART II

                                OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Notice:  Shareholder Proposals for 1998 Annual Meeting

The 1998 Annual Meeting of Shareholders will be held in September 1998. Shareholder proposals submitted for inclusion in the 1998 proxy materials and consideration at the Company's 1998 Annual Meeting of Shareholders must be received by the Company at its principal office no later than June 15, 1998. Any such proposal should comply with the rules promulgated by the Securities and Exchange Commission governing shareholder proposals.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS.

Exhibit Number      Description
--------------      -----------

Exhibit 11          Calculation of net (loss) income per share
Exhibit 27          Financial Data Schedule


(B)  REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PORTLAND BREWING COMPANY
                                           -------------------------------------
                                                      (Registrant)

Date   May 12, 1998                        /s/  CHARLES A. ADAMS
     --------------------                  -------------------------------------
                                                      (Signature)
                                           Charles A. Adams, Chairman of the
                                           Board and President (Principal
                                           Executive Officer)


Date   May 12, 1998                        /s/  GLENMORE JAMES
     --------------------                  -------------------------------------
                                                      (Signature)
                                           Glenmore James, Chief Financial\
                                           Officer (Principal Financial and
                                           Accounting Officer)