Form 10QSB
period 1998-06-30
PORTLAND BREWING CO /OR/
filed 1998-08-14
CIK 943658

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998
                               -------------

/ /   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from           to
                               ---------    ---------

Commission file number          0 - 25836
                       ---------------------------

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

Yes         X         No
     ---------------      ---------------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,074,943 shares of common
                                                     ---------
stock as of August 13, 1998.
            ---------------

         Transitional Small Business Disclosure Format (check one):

Yes        X          No
     ---------------      ---------------

                            PORTLAND BREWING COMPANY
                                   FORM 10-QSB
                                      INDEX

PART 1 - FINANCIAL INFORMATION                                            PAGE
-------------------------------                                           ----

Item 1. Financial Statements

                  Balance Sheets - June 30, 1998
                  and December 31, 1997                                     3

                  Statements of Operations - Three and Six Months
                  Ended June 30, 1998 and 1997                              5

                  Statements of Cash Flows - Three and Six Months
                  Ended June 30, 1998 and 1997                              6

                  Notes to Financial Statements                             7

Item 2. Management's Discussion and Analysis or Plan of Operation           8

PART 11 - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities                                   10

Item 5.  Other Information                                                 10

Item 6. Exhibits and Reports on Form 8-K                                   10

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                            PORTLAND BREWING COMPANY
                                  Balance Sheet

                                     ASSETS


                                             June 30,             December 31,
                                               1998                   1997
                                           -----------            ------------
                                           (Unaudited)

  CURRENT ASSETS:
    Cash                                   $     12,348           $     52,719
    Accounts receivable, net of
     allowance of $15,852                       810,019                652,530
    Inventories                                 709,923                683,733
    Prepaid assets                              290,707                201,541
                                           ------------           ------------

      Total current assets                    1,822,997              1,590,523

   Property and equipment, net of
      accumulated depreciation of
      $3,462,091 and $3,047,618               8,291,339              8,694,106

   Other assets, net                            151,562                241,515
                                           ------------           ------------

      Total assets                         $ 10,265,898           $ 10,526,144
                                           ============           ============


        The accompanying notes are an integral part of these statements.



                            PORTLAND BREWING COMPANY
                                  Balance Sheet

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                             June 30,             December 31,
                                               1998                   1997
                                           -----------            ------------
                                           (Unaudited)

  CURRENT LIABILITIES:
    Accounts payable                       $  1,511,892           $  1,094,201
    Customer deposits held                      151,804                165,203
    Accrued payroll                             110,932                109,979
    Other accrued liabilities                    47,330                 51,867
    Line of credit                              422,158                203,000
    Long-term debt reclassified as current    2,334,648                _
    Current portion of long term debt           606,472                381,947
                                           ------------           ------------

      Total current liabilities               5,185,236              2,006,197

Long-term debt, less current portion            _                    2,575,777
Stockholder's loans, long-term                  400,000                400,000

    STOCKHOLDERS' EQUITY:
    Preferred stock, no par value,
     100,000 shares authorized, no shares
     issued                                     _                      _
    Common stock, no par value, 5,000,00
     shares authorized, 2,074,943 shares
     issued and outstanding                   6,715,423              6,715,423
    Accumulated deficit                      (2,034,761)            (1,171,253)
                                           ------------           ------------

      Total stockholders' equity              4,680,662              5,544,170
                                           ------------           ------------

      Total liabilities and stockholders'
        equity                             $ 10,265,898           $ 10,526,144
                                           ============           ============


        The accompanying notes are an integral part of these statements.

                            PORTLAND BREWING COMPANY
                            Statements of Operations
                                   (Unaudited)


                                            Three months ended           Six months ended
                                                  June 30,                     June 30,
                                        --------------------------  ---------------------------
                                            1998          1997          1998           1997
                                        ------------  ------------  ------------  -------------

SALES                                     $2,720,419    $3,289,995    $4,964,819     $6,072,346

EXCISE TAX                                   126,322       148,902       221,464        267,099
                                        ------------  ------------  ------------  -------------
    Net Sales                              2,594,097     3,141,093     4,743,355      5,805,247

COST OF SALES                              1,873,519     2,108,095     3,560,975      4,039,272
                                        ------------  ------------  ------------  -------------
GROSS PROFIT                                 720,578     1,032,998     1,182,380      1,765,975
GENERAL AND ADMINISTRATIVE EXPENSES          326,494       392,937       635,872        744,714
SELLING EXPENSES                             486,245       638,367       982,362      1,181,129
                                        ------------  ------------  ------------  -------------
OPERATING INCOME (LOSS)                      (92,161)        1,694      (435,854)      (159,868)

Interest Expense                             (86,224)      (77,726)     (169,989)      (141,662)
Other Expense, net                          (102,817)      (54,198)     (257,665)       (57,611)
                                        ------------  ------------  ------------  -------------

     Total other expense,  net              (189,041)     (131,924)     (427,654)      (199,273)

Net loss before provision for
income taxes                                (281,202)     (130,230)     (863,508)      (359,141)

PROVISION FOR INCOME TAXES                   -             -             -             -
                                        ------------  ------------  ------------  -------------
Net loss                                   ($281,202)    ($130,230)    ($863,508)     ($359,141)
                                        ============  ============  ============  =============


 NET LOSS PER SHARE                           ($0.14)       ($0.06)       ($0.42)        ($0.17)
                                        ============  ============  ============  =============

Weighted average shares outstanding        2,074,943     2,074,943     2,074,943      2,074,943
                                        ============  ============  ============  =============


        The accompanying notes are an integral part of these statements.

                            PORTLAND BREWING COMPANY
                            Statements of Cash Flows
                                   (Unaudited)

                                                  Six Months Ended   Six Months Ended
                                                      June 30,           June 30,
                                                        1998               1997
                                                  ----------------   ----------------

CASH FLOW RELATING TO OPERATING ACTIVITIES:
Net loss                                              ($863,508)        ($359,141)
Adjustments to reconcile net loss to net cash
provided by operating activities
  Depreciation                                          527,802           520,796
  Amortization                                           78,835            65,844
  Loss (gain) on sale of asset                          (6,693)           -
(Increase) decrease in:
  Accounts receivable                                 (157,489)          (212,098)
  Inventories                                          (49,104)           (46,598)
  Prepaid assets                                       (89,166)            13,058
 (Decrease) increase in:
  Accounts payable                                     417,691            256,599
  Customer deposits held                               (13,933)           (10,608)
  Accrued payroll and other accrued liabilities         (3,584)               457
                                                     ---------          ---------

Net cash provided by operating activities             (158,615)           228,309
                                                     ---------          ---------

CASH FLOWS RELATING TO INVESTING ACTIVITIES:
  Purchase of property and equipment                  (132,275)          (120,881)
  Proceeds from sale of plant and equipment             13,399            -
  Changes in other assets                               34,032            (44,669)
                                                     ---------          ---------

  Net cash used in investing activities                (84,310)          (165,550)
                                                     ---------          ---------

CASH FLOWS RELATING TO FINANCING ACTIVITIES:
  Borrowings under credit line, current                219,158            270,000
  Issuance of note payable to distributors              97,698            -
  Repayments of long-term debt                        (114,302)          (132,334)
  Changes in stock notes receivable                    -                    2,149
                                                     ---------          ---------

Net cash provided (used in) by financing activities    202,554            139,815
                                                     ---------          ---------

NET INCREASE (DECREASE) IN CASH                        (40,371)           202,574
CASH, beginning of period                               52,719             49,054
                                                     ---------          ---------

CASH, end of period                                   $ 12,348           $251,628
                                                     =========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest              $169,989           $141,662


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

Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1998, or any portion thereof.


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

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes requirements for disclosure of comprehensive income. Also, in June 1997, the FASB issued Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131), which establishes requirements for disclosure of information about operating segments. SFAS 130 and SFAS 131 is effective for fiscal years beginning after December 15, 1997. Reclassification of earlier financial statements for comprehensive purposes is required. The Company believes the implementation of these Statements will not have a material effect on its results of operations or financial disclosures.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include general business and economic conditions, competitive products and pricing, fluctuations in demand and availability of financing. These forward-looking statements include but are not limited to sections under "Liquidity and Capital Resources" regarding the Company's ability to meet its cash requirements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AND 1997 COMPARISON

         Net sales in the second quarter of 1998 decreased 17% to $2,720,419 from $3,289,995 for the same period in 1997. Gross profit decreased 30% to $720,578 (27.8% of net sales) in the second quarter of 1998 from $1,032,998 (32.9% of net sales) for the same period in 1997. The decrease in gross profit was primarily a result of lower production volumes. Shipments for the three months ended June 30, 1998 were 13,229 barrels, a decrease of 17% from 15,845 barrels for the three months ended June 30, 1997. The shortfall in shipments was due to continued competitive pressure in the craft segment of the beer industry.

         General and administrative expenses decreased 17% to $326,494 (13% of net sales) in the second quarter of 1998 from $392,937 (13% of net sales) for the same period in 1997. The decrease is due to the continued effect of cost containment programs. Sales and marketing expenses decreased 24% to $486,245 (19% of net sales) in the second quarter of 1998 from $638,367 (20% of net sales) for the same period in 1997. The decrease resulted from lower selling expenses related to shipments and personnel changes.

         Interest expense increased to $86,224 for the quarter ended June 30, 1998 from $77,726 for the same quarter in 1997. Other expense of $102,817 includes settlement charges to transfer distribution rights in California.

         The net loss for the three months ended June 30, 1998 was $281,202; depreciation and amortization for the period totaled $301,776; and capital expenditures were $78,223. This compares to a net loss of $130,230; depreciation and amortization of $282,974; and capital expenditures of $23,812 for the three months ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997 COMPARISON

         Shipments for the first six months of 1998 totaled 24,195 barrels, a decrease of 19% compared to 29,739 barrels for the same period in 1997. The decrease in shipments is due to the continued competition in the specialty segment of the beer market. Net sales for the six months ended June 30, 1998 were $4,964,819 compared to $5,805,247, a 14% decrease. Gross profit for the six months ended June 30, 1998 decreased to $1,182,380 (25% of sales) from 1,765,975 (30% of sales) in 1997. The decrease in gross profit was primarily a result of lower production volumes.

         General and administrative expenses for the six months ended June 30, 1998 decreased 15% to $635,872 (13% of sales) from $744,714 (13% of sales) for the previous year. The decrease is a result of continued cost containment programs. Sales and marketing expenses for the period decreased 17% to $982,362 (21% of sales) from $1,181,129 (33% of sales) for the six months ended June 30, 1997. The decrease resulted from lower selling expenses related to shipments and personnel changes.

         Interest expense increased to $169,986 in first six months of 1998 from $141,662 in the first six months of 1997. The increase resulted from increased debt outstanding in 1998 and some interest was capitalized in 1997. Other expense of $257,665 include settlement charges to transfer distribution rights in California.

         The net loss for the six months ended June 30, 1998 was $863,511; depreciation and amortization for the period totaled $606,637; and, capital expenditures of $132,275. This compares to a net loss of $359,141; depreciation and amortization of $586,640; and, capital expenditures of $120,881 for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital principally to fund its working capital needs. The Company has met its capital requirements through cash flow from operations, bank borrowings, borrowings from certain stockholders, and the private and public sale of its Common Stock.

         The Company has a $1,000,000 revolving line of credit with a bank which was capped at $600,000 through June 30, 1998. At June 30, 1998, $422,158 was outstanding at the bank's reference rate plus 1.5% (10% at June 30, 1998). The Company also has term loans outstanding with the bank. At June 30, 1998, $2,806,830 was outstanding under these term loans. The term loans bear interest at a fixed rate of 7.55% for $422,158 of the loan with the remaining $2,384,672 bearing interest at the bank's reference rate plus 1/2% (9.00% at June 30, 1998). At August 14, 1998, $3,105,356 was outstanding and immediately due and payable under the revolving and term loans.

         The Company's revolving line matured May 1, 1998. Generally accepted accounting principles require that the Company's term facilities, which are cross-collateralized and cross-default with the operating line, be classified as a current liability pending the renewal or replacement of the Company's credit facilities. The Company is in default with respect to principal payments and its debt to worth ratio under the credit facility. On June 26, 1998, the Company entered into a forbearance agreement with the lender. The Company has operated pursuant to a series of forbearance agreements with the credit facility lender which expired on August 10, 1998. There is no assurance that the lender will extend the forbearance period. Certain major shareholders of the Company are currently negotiating with the lender to purchase the debt and security underlying the credit facility and the Company is currently negotiating with these shareholders to restructure the debt and provide interim financing until the Company can secure a new credit facility. The shareholders' willingness to participate in any restructuring is contingent on certain events, including the Company reaching satisfactory arrangements with its trade creditors. There can be no assurance the Company will be able to negotiate an agreement with the shareholders or with its trade creditors or that the shareholders will be able to negotiate an arrangement with the credit facility lender and the Company.
See Item 3.

         See Item 5 for a discussion of the status of the $400,000 note obligation of the Company.

         In management's opinion, the Company's current financial resources will meet its working capital needs through December 31, 1998, provided an arrangement can be negotiated with certain shareholders and trade creditors.

                                     PART II


                                OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company is currently in default with respect to principal payments and its debt to worth ratio under its credit facility with the Bank of America, NT&SA ("B of A"). The Company has entered into a series of forbearance agreements with B of A in which B of A has agreed to forbear from exercising its rights and remedies up until certain dates. The Fourth Forbearance Agreement provided that B of A will forbear until August 10, 1998. There has been no extension of the forbearance period. As of August 14, 1998, the total amount of the default and the total arrearage under the credit facility was $3,105,356. See Item 1.

ITEM 5.  OTHER INFORMATION

         In December 1997, the Company borrowed a total of $400,000 under 10% Subordinated Notes (the "Notes"). Of the $400,000, $200,00 was borrowed from each of (i) Harmer Company ("Harmer"), an entity controlled by Robert W. MacTarnahan, a Director of the Company; and (ii) Charles A. Adams Family Trust ("Adams Trust"), an entity controlled by Charles A. Adams, a Director and the President of the Company. Payments under the Notes are due in thirty six equal monthly principal payments of $11,111 commencing July 1, 1999. Interest is payable monthly at 10% per annum, commencing on February 1, 1998. The Notes are secured by a second security interest in the Company's accounts receivable and inventory.

         The Company is currently negotiating with Harmer Company and Adams Trust to cancel the Notes in exchange for 1,290,324 shares of Common Stock of the Company. In addition, as part of the purchase of the indebtedness (as described in Item 1), it is contemplated that a voting agreement will be entered into granting R. Scott MacTarnahan the right to vote the shares owned by Electra Partners, Inc. and Charles A. Adams as Trustee of the Charles A. Adams Family Trust. As of August 14, 1998, there were 2,074,943 shares of Common Stock of the Company outstanding. As of August 14, 1998, Robert W. MacTarnahan beneficially owned 296,043.75 shares of Common Stock, or 14% of the outstanding Common Stock, R. Scott MacTarnahan beneficially owned 273,783.75 shares of Common Stock, or 13% of the outstanding Common Stock, and Charles A. Adams beneficially owned 282,228.75 shares of Common Stock, or 14% of the outstanding Common Stock. As a result of the possible acquisition of Common Stock and transfer of voting power in the above described transactions, there may be a change in control of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS.

Exhibit Number    Description
--------------    -----------

Exhibit 10        Forbearance Agreement
Exhibit 11        Calculation of net (loss) income per share
Exhibit 27        Financial Data Schedule


(B)      REPORTS ON FORM 8-K.


No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PORTLAND BREWING COMPANY
                                    -------------------------------------------
                                                  (Registrant)


Date   August 14, 1998               /s/  CHARLES A. ADAMS
    -------------------------       -------------------------------------------
                                                  (Signature)
                                    Charles A. Adams, Chairman of the Board and
                                    President (Principal Executive Officer)


Date   August 14, 1998               /s/  GLENMORE JAMES
    -------------------------       -------------------------------------------
                                                  (Signature)
                                    Glenmore James, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)