Form 10QSB
period 1998-09-30
PORTLAND BREWING CO /OR/
filed 1998-11-17
CIK 943658

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB



/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998
                               ------------------

/ /   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number         0 - 25836
                       ---------------------------------------------------------

                            PORTLAND BREWING COMPANY
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              Oregon                                        93-0865997
-------------------------------------             ------------------------------
   (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                      Identification No.)

                  2730 N.W. 31st Avenue, Portland, Oregon 97210
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  (503)226-7623
--------------------------------------------------------------------------------
                           (Issuer's Telephone Number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    -----    -----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,365,267
                                                     --------- shares of common
stock as of November 10, 1998
            -----------------.

         Transitional Small Business Disclosure Format (check one):

Yes   X   No
    -----    -----

                            PORTLAND BREWING COMPANY
                                   FORM 10-QSB
                                      INDEX

PART 1 - FINANCIAL INFORMATION                                            PAGE
------------------------------                                            ----

Item 1. Financial Statements

           Balance Sheets - September 30, 1998
           and December 31, 1997                                            3

           Statements of Operations - Three Months and Nine Months
           Ended September 30, 1998 and 1997                                5

           Statements of Cash Flows - Nine Months
           Ended September 30, 1998 and 1997                                6

           Notes to Financial Statements                                    7

Item 2. Management's Discussion and Analysis or Plan of Operation           9


PART 11 - OTHER INFORMATION
---------------------------

Item 2. Changes in Securities and Use of Proceeds                          12
Item 5. Other Information                                                  12
Item 6. Exhibits and Reports on Form 8-K                                   13

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                            PORTLAND BREWING COMPANY
                                  Balance Sheet

                                     ASSETS

                                                                September 30,           December 31,
                                                                     1998                    1997
                                                                -------------           ------------
                                                                 (Unaudited)
  CURRENT ASSETS:
    Cash                                                        $     25,069           $      52,719
    Accounts receivable, net of allowance of $0 and $15,852          873,651                 652,530
    Inventories                                                      650,001                 683,733
    Prepaid assets                                                   253,728                 201,541
                                                                ------------           -------------

      Total current assets                                         1,802,449               1,590,523

    Property and equipment, net of accumulated depreciation
      of $3,231,062 and $3,047,618                                 7,689,158               8,694,106

   Other assets, net                                                 151,029                 241,515
                                                                ------------           -------------

      Total assets                                              $  9,642,636           $  10,526,144
                                                                ============           =============



        The accompanying notes are an integral part of these statements.

                            PORTLAND BREWING COMPANY
                                  Balance Sheet

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                September 30,           December 31,
                                                                     1998                    1997
                                                                -------------           ------------
                                                                 (Unaudited)

   CURRENT LIABILITIES:
    Accounts payable                                            $    934,971           $  1,094,201
    Customer deposits held                                           162,072                165,203
    Accrued payroll                                                  186,012                109,979
    Other accrued liabilities                                         78,188                 51,867
    Line of credit (Note 6)                                          225,000                203,000
    Current portion of long term debt (Note 4)                        26,178                381,947
                                                                ------------           ------------

      Total current liabilities                                    1,612,421              2,006,197

Long-term debt, less current portion (Note 4)                        119,374              2,575,777
Stockholder's loans, long-term (Note 4)                            2,100,000                400,000

    STOCKHOLDERS' EQUITY:
    Preferred stock, no par value, 100,000 shares
      authorized, no shares issued                                         _                      _
    Common stock, no par value, 5,000,000 shares
      authorized, 3,365,267 shares issued and
      outstanding at September 30, 1998;
      2,074,943 shares issued and outstanding
      at December 31, 1997                                         7,115,423              6,715,423
    Accumulated deficit                                           (1,304,582)            (1,171,253)
                                                                ------------           ------------

      Total stockholders' equity                                   5,810,841              5,544,170
                                                                ------------           ------------

      Total liabilities and stockholders' equity                $  9,642,636           $ 10,526,144
                                                                ============           ============


        The accompanying notes are an integral part of these statements.

                            PORTLAND BREWING COMPANY
                            Statements of Operations
                                   (Unaudited)


                                                                        Three months ended               Nine months ended
                                                                           September 30,                    September 30,
                                                                  -----------------------------   ------------------------------
                                                                        1998           1997             1998            1997
                                                                  --------------  -------------   --------------   -------------
SALES                                                                $2,723,774     $2,684,067       $7,688,593      $8,756,413

EXCISE TAX                                                              123,080        113,845          344,544         380,944
                                                                  --------------  -------------   --------------   -------------
    Net Sales                                                         2,600,694      2,570,222        7,344,049       8,375,469

COST OF SALES                                                         1,829,945      1,735,269        5,390,920       5,774,541
                                                                  --------------  -------------   --------------   -------------
GROSS PROFIT                                                            770,749        834,953        1,953,129       2,600,928

GENERAL AND ADMINISTRATIVE EXPENSES                                     309,900        343,400          945,772       1,088,114
SALES AND MARKETING EXPENSES                                            557,628        676,403        1,539,990       1,857,532
ESTIMATED LOSS ON DISPOSITION OF ASSETS (Note 3)                        384,268              -          384,268               -
                                                                  --------------  -------------   --------------   -------------

OPERATING LOSS                                                         (481,047)      (184,850)        (916,901)       (344,718)

Interest expense                                                        (62,829)       (76,029)        (232,818)       (217,691)
Other income (expense), net                                              75,250         (4,942)        (182,418)        (62,553)
                                                                  --------------  -------------   --------------   -------------

     Total other income (expense), net                                   12,421        (80,971)        (415,236)       (280,244)

Net loss before income taxes                                           (468,626)      (265,821)      (1,332,137)       (624,962)

PROVISION FOR INCOME TAXES                                                    -         76,332                -          76,332
                                                                  --------------  -------------   --------------   -------------

Net loss before extraordinary item                                     (468,626)      (342,153)      (1,332,137)       (701,294)


EXTRAORDINARY ITEM - GAIN ON DEBT RESTRUCTURING (Note 4)              1,198,808              -        1,198,808               -
                                                                  --------------  -------------   --------------   -------------

     Net income (loss)                                                 $730,182      ($342,153)       ($133,329)      ($701,294)
                                                                  ==============  =============   ==============   =============

 BASIC EARNINGS (LOSS) PER SHARE                                          $0.29         ($0.16)          ($0.06)         ($0.34)
                                                                  ==============  =============   ==============   =============

Shares used in per share calculations                                 2,505,051      2,074,943        2,218,312       2,074,943
                                                                  ==============  =============   ==============   =============


        The accompanying notes are an integral part of these statements.

                            PORTLAND BREWING COMPANY
                            Statements of Cash Flows
                                   (Unaudited)


                                                                      Nine Months Ended          Nine Months Ended
                                                                        September 30,              September 30,
                                                                             1998                      1997
                                                                     ---------------------     ----------------------
CASH FLOW RELATING TO OPERATING ACTIVITIES:
Net loss                                                                        ($133,329)                 ($701,294)
Adjustments to reconcile net loss to net cash
provided by operating activities
  Depreciation                                                                    745,269                    789,261
  Amortization                                                                    146,979                    116,625
  Change in net deferred income taxes                                                   -                     89,411
  Estimated loss on disposition of assets (Note 3)                                384,268                          -
  Loss on disposition of assets                                                    10,788                     33,466
  Extraordinary item (Note 4)                                                  (1,198,808)                         -
(Increase) decrease in:
  Accounts receivable                                                            (221,121)                    98,179
  Inventories                                                                        (639)                   (84,051)
  Prepaid assets                                                                  (52,187)                    42,760
  Income tax receivable                                                                 -                     79,970
 (Decrease) increase in:
  Accounts payable                                                                 26,733                   100, 314
  Customer deposits held                                                           (3,131)                   (34,892)
  Accrued payroll and other accrued liabilities                                   102,354                     32,776
                                                                               -----------                 ----------

Net cash provided by (used in) operating activities                              (192,824)                   562,525

CASH FLOWS RELATING TO INVESTING ACTIVITIES:
  Purchase of property and equipment                                             (153,935)                  (453,822)
  Proceeds from sale of plant and equipment                                        18,533                    227,250
  Changes in other assets                                                         (22,122)                  (110,853)
                                                                               -----------                 ----------

  Net cash used in investing activities                                          (157,524)                  (337,425)
                                                                               -----------                 ----------

CASH FLOWS RELATING TO FINANCING ACTIVITIES:
  Borrowings under credit line, current                                           225,000                    160,000
  Issuance of notes payable to Distributors                                        97,698                          -
  Repayments of long-term debt                                                          -                   (312,513)
  Changes in stock notes receivable                                                     -                      2,149
                                                                               -----------                 ----------

Net cash provided by (used in) financing activities                               322,698                   (150,364)
                                                                               -----------                 ----------

NET INCREASE (DECREASE) IN CASH                                                   (27,650)                    74,736
CASH, beginning of period                                                          52,719                     49,054
                                                                               -----------                 ----------

CASH, end of period                                                               $25,069                   $123,790
                                                                               ===========                 ==========

NONCASH TRANSACTIONS
Conversion of shareholder loans to common stock                                  $400,000                          -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                          160,546                    141,662


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

Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1998, or any portion thereof.


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

In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and earns revenues and its major customers. This statement is effective for fiscal years beginning after December 15, 1997, but is not required to be presented in interim financial information in the year of adoption. The Company believes the implementation of this statement will have no impact on the result of its operations, but will require revised disclosures.


3.   Estimated Loss on Disposition of Assets

Results of operations for the third quarter of 1998 include a charge of $384,268 associated with a plan designed to reduce costs and improve operational efficiencies. Under the plan, the Company sold its Flander's Brewpub in November 1998. The Company plans to focus on its core business of manufacturing and distributing beer to wholesalers. The primary cost of the estimated loss was the writedown of machinery and equipment used in the Flander's Brewpub to fair market value.


4.   Extraordinary Item

In the quarter ended September 30, 1998, the Company recorded an extraordinary gain of $1,199,000 for the forgiveness of debt, accrued interest and accounts payable, net of related expenses. The Company negotiated a troubled debt restructuring and was relieved of $1,079,000 of debt and accrued interest originated by Bank of America, NT & SA, $210,000 to trade creditors and incurred $90,000 in professional fees related to the negotiations. The Company expects to record additional income from the relief of trade debt in the quarter ending December 31, 1998.

In connection with the troubled debt restructuring, the MacTarnahan Limited Partnership (an entity controlled by shareholders Robert M. MacTarnahan and R. Scott MacTarnahan) purchased approximately $3.1 million of secured Company debt held by Bank of America, NT & SA. The Company and MacTarnahan Limited Partnership entered into a new agreement which replaced the Bank of America, NT & SA loan agreement and reduced the outstanding amount of the loan to $2,100,000 ("Shareholder Loan"). The Shareholder Loan is due January 31, 2000, and is secured by receivables, inventory and equipment of the Company. The Shareholder Loan bears interest at a per annum rate equal to the prime lending rate of the Bank of the Northwest plus 1%. At September 30, 1998, the prime lending rate was 8.5%.

5.   Change In Control

In December 1997, the Company borrowed a total of $400,000 under 10% Amortizing Subordinated Notes (collectively, the "Notes"). Of the $400,000; $200,000 was borrowed from each of (i) Harmer Mill & Logging Supply Co. ("Harmer"), an entity controlled by Robert W. MacTarnahan, and (ii) the Charles A. Adams Family Trust ("Trust"), an entity controlled by Charles A. Adams. On August 25, 1998, each of Harmer and the Trust agreed to cancel the Notes in exchange for 645,162 shares of the Company's Common Stock, resulting in the issuance of a total of 1,290,324 shares.

In August 1998, the MacTarnahan Limited Partnership purchased approximately $3.1 million of secured Company debt held by Bank of America, NT&SA ("Debt"). In connection with the purchase of the Debt, Electra Partners, Inc. and the Trust entered into a letter voting agreement on August 26, 1998 with Robert M. MacTarnahan and R. Scott MacTarnahan pursuant to which Electra Partners, Inc. and the Trust agreed to vote all of their shares of Common Stock at the direction of Robert M. MacTarnahan and R. Scott MacTarnahan prior to or at the 1998 Annual Meeting of Shareholders.

Pursuant to the above events, a change in control of the Company occurred on August 26, 1998 when Robert M. MacTarnahan and R. Scott MacTarnahan acquired voting control over the 846,492 shares held by Electra Partners, Inc. and the Trust. As a result of the events described above Robert M. MacTarnahan and R. Scott MacTarnahan each have voting control over 1,875,196.5 shares of Common Stock, or 53.6% of the outstanding shares of Common Stock. Prior to the change in control, no person had voting control over more than 50% of the outstanding shares of Common Stock.

6.   Line of Credit

On September 2, 1998, the Company entered into a $600,000 revolving line of credit with a bank which provides for a fixed interest rate of 7.99% ("Revolving Line"). The Revolving Line matures on August 20, 1999. At September 30 1998, there was $225,000 outstanding under the Revolving Line. The Revolving Line is guaranteed by Harmer Mill & Logging Supply Co., a related party, and is secured by a certificate of deposit in the amount of $600,000 for which Harmer will receive an accommodation fee in an amount equal to 1% per year on the outstanding principal loan balance on the Revolving Line.

7.   Basic Earnings (Loss) Per Share

The Company has adopted Financial Accounting Standards Board Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings/loss per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share for all periods presented is the same as basic net loss per share since all potential dilutive securities are excluded because they are antidilutive. Diluted earnings per common share is computed using the weighted average number of shares of common stock outstanding and potential dilutive common shares. For the three months ended September 30, 1998, dilutive earnings per share was the same as basic earnings per share because all stock options and warrants outstanding were antidilutive and therefore excluded from the diluted earnings per share calculation.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include general business and economic conditions, competitive products and pricing, fluctuations in demand and availability of financing. These forward-looking statements include but are not limited to statements under "Liquidity and Capital Resources" regarding the Company's ability to meet its cash requirements.


RESULTS OF OPERATIONS

THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Shipments for the third quarter ended September 30, 1998 totaled 13,461 barrels, an increase of 11 barrels compared to 13,450 barrels for the same period in 1997. Shipments for nine months ended September 30, 1998 were 37,656 barrels, a decrease of 13% from 43,186 barrels for the same period in 1997. The decrease in year-to-date shipments is primarily due to continued competitive pressure caused by product proliferation. Net sales in the third quarter of 1998 were $2,723,774, an increase of 1% compared to $2,684,067 for the same period of 1997. Net sales declined 12% for the first nine months of 1998 to $7,688,593 from $8,756,413 for the first nine months of 1997. Net sales declined at a lesser rate than barrels shipped due to increased sales in 1998 compared to 1997 in the Company's two restaurants.

     Gross profit decreased 8% to $770,749 (30% of net sales) in the third quarter of 1998 from $834,953 (32% of net sales) for the same period in 1997. For the nine months ended September 30, 1998 gross profit decreased 25% to $1,953,129 (27% of net sales) from $2,600,928 (31% of net sales) for the same period in 1997. The decrease in gross profit was a result of lower fixed overhead cost recovery due to lower production volumes compared to total capacity. In addition, restaurant sales, as a percentage of net sales, were greater in the third quarter and first nine months of 1998 compared to the same periods in 1997. The Company realizes lower gross profit margins from its restaurant operations compared to its brewery operations.

     General and administrative expenses decreased 10% to $309,900 (12% of net sales) in the third quarter of 1998 from $343,400 (13% of net sales) for the same period in 1997. For the nine months ended September 30, 1998 general and administrative costs decreased 13% to $945,772 (13% of net sales) from $1,088,114 (13% of net sales) for the nine months ended September 30, 1997. The decrease is due to the continued effect of downsizing, attrition and cost containment programs.

     Selling and marketing expenses decreased 18% to $557,628 (21% of net sales) in the third quarter of 1998 from $676,403 (26% of net sales) for the same period in 1997. Selling and marketing expenses decreased 17% for the nine months ended September 30, 1998 to $1,539,990 (21% of net sales) from $1,857,532 (22%
of net sales) for the same period in 1997. The decrease is largely due to sales force reorganization and curbing discretionary spending.

     Net interest expense in the third quarter and nine months ended September 30, 1998 decreased to expense of $62,829 and expense of $232,818 respectively compared to expense of $76,029 and expense of $217,691 for the third quarter and nine months ended September 30, 1997. Other expense of $182,418 for the nine months ended September 30, 1998 include settlement charges to transfer distribution rights in California.

     In September 1998 the Company recorded an estimated loss on disposition of assets of $384,268 to adjust the book value of certain assets that were available for sale to the market value of those assets. In November 1998, these assets were sold at market value for cash. In the quarter ended September 30, 1998, the Company recorded income as an extraordinary item for the forgiveness of debt, accrued interest and accounts payable, net of related expenses, of $1,199,000; $1,079,000 was debt and accrued interest forgiven by the MacTarnahan Limited Partnership ("Partnership") from its purchase of the Company's debt with a bank. The $3.1 million bank debt plus accrued interest and other related charges was settled by the Partnership which in turn resulted in a net loan payable from the Company to the Partnership of $2.1 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital principally to funds its working capital needs. The Company has met its capital requirements through cash flow from operations, bank borrowings, loans from shareholders and the private and public sale of its Common Stock.

     The Company has a $2,100,000 term loan from MacTarnahan Limited Partnership (see Item 5, "Change in Control") due on January 31, 2000 ("Term Loan") which is secured by receivables, inventory and equipment of the Company. The Term Loan bears interest at a per annum rate equal to the prime lending rate of the Bank of the Northwest plus 1%. At September 30, 1998 the prime lending rate was 8.5%. The Company expects to place the debt permanently with a financial institution in 1999 or pay off the debt through the raising of additional capital. There can be no assurance that the Company will be able to obtain permanent financing from a financial institution or that the Company will be able to raise additional capital on commercially reasonable terms or at all.

     On September 2, 1998, the Company entered into a $600,000 revolving line of credit with a bank which provides for a fixed interest rate of 7.99% ("Revolving Line"). The Revolving Line matures on August 20, 1999. At September 30, 1998, $225,000 was outstanding under the Revolving Line. The Revolving Line is guaranteed by Harmer Mill & Logging Supply Co. ("Harmer") and is secured by a certificate of deposit in the amount of $600,000 for which Harmer will receive an accommodation fee in an amount equal to 1% per year on the outstanding principal loan balance on the Revolving Line.

     The Company also relies on trade creditors for working capital. The Company has just completed negotiations with some trade creditors and is currently negotiating with others in which the trade creditors were or will be offered the option of receiving a discounted amount of cash immediately or the entire amount owed to them to be paid over a five-year period. As a result of such negotiations to date, the Company has issued notes in the aggregate principal amount of $151,147 to trade creditors. The notes mature on September 1, 2003 and bear interest at 6% per annum.

     The Company's working capital requirements over the next year are expected to be met from cash flow through operations, funds available under the Company's Revolving Line and, if appropriate, additional equity offerings and/or borrowings from other lenders.

     IMPACT OF YEAR 2000 ISSUE

     The Company's approach to the Year 2000 issued is discussed below. In discussing the Year 2000 issue, the Company necessarily makes certain forward looking statements. There can be no assurance that actual results will not differ materially from the projections contained in the forward looking statements. Factors which may cause actual results to differ materially include, but are not limited to the failure of Company personnel and outside consultants to properly assess and address the Company's Year 2000 issues, inaccurate or incomplete disclosure by third parties regarding the Year 2000 issue, failure to address Year 2000 issue with all vendors, including utility vendors, and customers, infrastructure failures, such as disruptions in the supply of electricity, gas, water or communications services, or major institutions, such as the government and banking systems, and failure of the Company to accurately predict the costs to address the Year 2000 issue or the lost revenues related to interruption in the Company's or its customers' businesses.

     State of Readiness. The Company, in conjunction with outside consultants, has made an assessment of the effect of the Year 2000 issue on its computer equipment and software (sometimes referred to as "information technology" or "IT") and devices with embedded technology (sometimes referred to as "non-IT"). The Company has identified certain modifications to its IT systems and non-IT systems which are necessary to address the Year 2000 issue and has partially implemented those modifications. The Company plans to identify what, if anything, still needs to be done and to develop a timeline. Based on this assessment and implementation of the modifications discussed above, the Company believes its IT systems and non-IT systems will properly recognize calendar dates beginning in the year 2000.

    The Company has not evaluated the IT systems and non-IT systems of its outside vendors and customers. The Company plans to contact vendors regarding the Year 2000 issue by the second quarter of 1999.

     Costs to Address Year 2000 Issue. To date, costs directly related Year 2000 remediation efforts are immaterial. Accordingly, the Company expects the costs to address the Year 2000 issue will not have a material adverse financial impact on the Company's financial condition or results of operations. However, there can be no assurance that additional remediation and costs will not be identified, especially since the Company has not evaluated the year 2000 readiness of its customers or suppliers.

     Risks of the Company's Year 2000 Issue. The most reasonably likely worst case scenario for the Company would involve an extended shutdown in production and/or a reduction in customer demand. The Company is unable to quantify the effect such a scenario. However, the Company plans to identify its critical vendors and customers and evaluate whether or not any of them represent a significant risk. In addition, the first part of the fiscal year is not a critical production period or period of customer demand and therefore the Company believes it would be able to recover from a temporary interruption without a material adverse effect on the Company's operations.

     Company's Contingency Plan. Based on the Company's assessment of the Year 2000 issue, the Company has not developed and does not intend to develop a contingency plan to address the reasonably likely worst case scenario.

                                     PART II

                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

UNREGISTERED SECURITIES

     On August 17, 1998, 645,162 shares of the Company's Common Stock were issued to each of Harmer and the Charles A. Adams Family Trust. See Item 5, "Change in Control," for a description of the transaction in which the shares were issued.

     The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the "Act") as both of Harmer Mill & Logging Supply Co. and the Charles A. Adams Family Trust are "accredited investors" under the Act and the issuance of the shares did not involve a public offering.

ITEM 5.  OTHER INFORMATION

CHANGE IN CONTROL

     In December 1997, the Company borrowed a total of $400,000 under 10% Amortizing Subordinated Notes (collectively, the "Notes"). Of the $400,000; $200,000 was borrowed from each of (i) Harmer Mill & Logging Supply Co. ("Harmer"), an entity controlled by Robert W. MacTarnahan, and (ii) the Charles
A. Adams Family Trust ("Trust"), an entity controlled by Charles A. Adams. On August 25, 1998, each of Harmer and the Trust agreed to cancel the Notes in exchange for 645,162 shares of the Company's Common Stock, resulting in the issuance of a total of 1,290,324 shares.

     In August 1998, the MacTarnahan Limited Partnership purchased approximately $3.1 million of secured Company debt held by Bank of America, NT&SA ("Debt"). In connection with the purchase of the Debt, Electra Partners, Inc. and the Trust entered into a letter voting agreement on August 26, 1998 with Robert M. MacTarnahan and R. Scott MacTarnahan pursuant to which Electra Partners, Inc. and the Trust agreed to vote all of their shares of Common Stock at the direction of Robert M. MacTarnahan and R. Scott MacTarnahan prior to or at the 1998 Annual Meeting of Shareholders.

     Pursuant to the above events, a change in control of the Company occurred on August 26, 1998 when Robert M. MacTarnahan and R. Scott MacTarnahan acquired voting control over the 846,492 shares held by Electra Partners, Inc. and the Trust. As a result of the events described above Robert M. MacTarnahan and R. Scott MacTarnahan each have voting control over 1,875,196.5 shares of Common Stock, or 53.6% of the outstanding shares of Common Stock. Prior to the change in control, no person had voting control over more than 50% of the outstanding shares of Common Stock.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS.

Exhibit Number           Description
--------------           -----------

Exhibit 10.1             Credit and Forbearance Agreement dated August 17, 1998
Exhibit 10.2             Letter Voting Agreement dated August 17, 1998
Exhibit 10.3             Loan Agreement dated September 2, 1998
Exhibit 27               Financial Data Schedule


(b)   REPORTS ON FORM 8-K.
      No reports on Form 8-K were filed during the quarter ended September 30, 1998.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PORTLAND BREWING COMPANY
                                    -------------------------------------------
                                                   (Registrant)

Date November 13, 1998              /s/  CHARLES A. ADAMS
     ------------------------       -------------------------------------------
                                                   (Signature)
                                    Charles A. Adams, Chairman of the Board and
                                    President (Principal Executive Officer)


Date November 13, 1998              /s/  GLENMORE JAMES
     ------------------------       -------------------------------------------
                                                   (Signature)
                                    Glenmore James, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)