Form 10KSB
period 1998-12-31
PORTLAND BREWING CO /OR/
filed 1999-03-31
CIK 943658

                   U.S.  SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                 FORM 10-KSB

            [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the Fiscal Year Ended:  December 31, 1998
                                      OR
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

     SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:  NONE
        SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                          COMMON STOCK, NO PAR VALUE
                               (Title of Class)
                               ________________

     Check whether the issuer  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X]    No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [ ]

     Revenues for the year ended December 31, 1998: $10,187,554

     State the aggregate market value of the voting stock held by non-affiliates: Not Applicable, the Registrant's stock has no established trading market.

     The number of shares outstanding of the Registrant's Common Stock as of March 1, 1999 was 3,365,267 shares.

     Transitional Small Business Disclosure Format (check one): Yes X  No
                                                                   ---   ---

                           PORTLAND BREWING COMPANY
                              1998 FORM 10-KSB
                              TABLE OF CONTENTS

                                      PART I

                                                                                  PAGE
                                                                                  ----
   Item 6.    Description of Business                                               2

   Item 7.    Description of Property                                               9

   Item 8.    Directors, Executive Officers and Significant Employees              10

   Item 9.    Remuneration of Directors and Officers                               11

   Item 10.   Security Ownership of Management and Certain Security Holders        13

   Item 11.   Interest of Management and Others in Certain Transactions            16

                                      PART II

   Item 1.    Market Price of and Dividends on the Registrant's Common Equity      19
                 and Other Shareholder Matters

   Item 2.    Legal Proceedings                                                    19

   Item 3.    Changes in and Disagreements with Accountants                        19

   Item 4.    Submission of Matters to a Vote of Security Holders                  19

   Item 5.    Compliance with Section 16(a) of the Exchange Act                    20

   Item 6.    Reports on Form 8-K                                                  20

                                     PART F/S

              Index to Financial Statements                                        20

                                     PART III

   Item 1.    Index to Exhibits                                                    21

   Item 2.    Description of Exhibits                                              21

                                     PART I

ITEM 6.   DESCRIPTION OF BUSINESS

GENERAL

The Company was incorporated in Oregon on November 14, 1983. The Company was formed to brew and sell specialty beer (i.e., beer which is made in relatively small batches and which generally sell at retail prices of over $5.00 per six-pack). The Company's product line includes the following core brands: MacTarnahan's Amber Ale, Original Honey Beer, Haystack Black Porter, ZigZag River Lager and Woodstock IPA. In addition, there is a seasonal line of beers including Icicle Creek Winter Ale, Thunderhead Cream Stout, Portland Pale Ale and Uncle Otto's Oktoberfest Maerzen. Specialty products are made periodically to be served at the Company's restaurant, The Taproom, such as Bavarian Style Weizen. The Company uses distributors to sell principally to the packaged/bottle market through authorized retail outlets and the on-premise draft market through establishments licensed to serve alcoholic beverages. The Company sells beer primarily in its home market of Oregon as well as in Washington and California. Since 1996, the Company has expanded sales into other states east of the Rocky Mountains.

The Company opened its first brewery in January 1986 at 1339 NW Flanders Street in Portland, Oregon. In March 1986 a pub was added which allowed customers to view various stages of the brewing process, and in July 1996 the Company completed an expansion which significantly increased the restaurant area of the pub. In November 1998, the Company sold the Flanders Street BrewPub. (SEE NOTE 3 OF NOTES TO FINANCIAL STATEMENTS.) The Company opened its second and main brewery in June 1993 located at 2730 NW 31st Avenue in Portland, which initially more than doubled its annual production capacity to approximately 26,000 barrels. Subsequent equipment additions and expansion have increased capacity to approximately 135,000 barrels of ale per year. In July 1994, a restaurant, The Taproom, was constructed at the main brewery and opened to the public.

INDUSTRY OVERVIEW

NATIONAL BEER INDUSTRY. Total beer consumption in the United States has changed little since 1986. In the early 1980's, when sales of imported beer were growing, a few entrepreneurs founded micro-breweries to compete with imported beer. What came to be known as the domestic specialty (craft) beer market, went on to experience fifteen years of extremely rapid growth. In addition to new small breweries, large domestic brewers produced craft-style beers and contract brewers used excess regional brewery capacity to add brands. Stores and pubs found it difficult to find room for all the brands that were available, and the consumer was faced with bewildering variety. The inevitable slow down started in 1996, and with few exceptions, breweries which had continued to invest in capacity to meet ever increasing demand found themselves with excess production capability for the first time.

The large national breweries (Anheuser-Busch, Miller Brewing Company, Adolph Coors Brewing Company, The Stroh Brewing Company, and Pabst Brewing Company) continue to dominate the market with approximately an aggregate 87% share, according to BEER MARKETER'S INSIGHTS, JANUARY 1999. Pabst Brewing Company recently announced plans to purchase The Stroh Brewing Company, closing most of the its breweries and selling off some of its brands to Miller Brewing Company, which will eliminate some excess capacity in the industry. Consolidation in the industry is expected to continue on every level for another year at least.

In 1998, sales of imported beer increased, with most of the growth in Corona, Heineken, Molson, Labatts, and Guinness, and the growth of domestic beer consumption slowed. The specialty and imported beer market is currently comprised of approximately 26% domestic specialty beer and 74% imported beer, according to BEER MARKETER'S INSIGHTS, JANUARY 1999. However, with the exception of Guinness, the growth is primarily in light lager beers, so much of the growth may be at the expense of the national brewers, rather than the specialty brewers.

SPECIALTY BEER INDUSTRY--PACIFIC NORTHWEST. Sales of specialty beers in Oregon increased by only 2% in 1998 and 1% 1997, compared to 13% in 1996; and accounted for approximately a 10% and 11% market share in 1998 and 1997, respectively, according to Oregon Liquor Control Commission's beer sales data for the respective periods. Additionally, Oregon and Washington are considered to be mature markets in the U.S. specialty beer segment. Consequently, the Company believes that future growth will be more difficult in these two states.

PRODUCTS

The Company offers a wide variety of specialty beers. The complete product line includes core brands, which are available year-round, a rotating selection of seasonal brands, and specialty products. Draft product (kegs) accounted for approximately 39% and 46% of the Company's beer shipments in 1998 and 1997, respectively.

The Company's core brands include:

     MACTARNAHAN'S AMBER ALE. MacTarnahan's Amber Ale is a complex, copper-colored Scottish style ale of great character made with pale and caramel malts and Cascade hops, and is available in draft, 12 oz. and 22 oz. packages.

     ORIGINAL HONEY BEER. Original (Oregon) Honey Beer is a pale light-bodied ale made with two-row barley malt, Oregon clover honey, and Nugget and Willamette hops, and is available in draft, 12 oz. and 22 oz. packages.

     HAYSTACK BLACK PORTER. Haystack Black Porter contains a balance of domestic pale, caramel and black malts, enhanced with imported English chocolate malt, and is available in draft, 12 oz. and 22 oz. packages.

     ZIGZAG RIVER LAGER. ZigZag River Lager is a full bodied, European style bottom fermented lager with a slight malty sweetness and subtle hop presence, available in draft and 12 oz. packages.

     WOODSTOCK IPA. The Company's India Pale Ale is aged with natural untoasted American oak from the Ozarks that has been air dried for two years and is one of the few India Pale Ales to marry the hop and oak flavors, available in draft and 12 oz. packages.

The Company's seasonal brands (all available in draft and 12 oz. packages) include:

     THUNDERHEAD CREAM STOUT. The Company's heartiest brew blends the flavor of pale, crystal, dark malts and roasted barley, balanced with the subtle aroma of Styrian Golding hops, and is offered from February through April.

     PORTLAND PALE ALE. A modified recipe of the founders' original is a clean light-bodied malt ale with ample hop aroma and a crisp refreshing finish. The ale is brewed with two-row barley malt and a blend of Northwest hops, including an aromatic hop oil extract added after filtration, and is offered from April through August.

     UNCLE OTTO'S OKTOBERFEST MAERZEN. This beer, lagered for a full two months, is created using a blend of pale and select specialty malts, spiced with Northern Brewer and Bohemian Saaz hops, and is offered in September and October.

     ICICLE CREEK WINTER ALE. The color of old Mahogany, this seasonal ale is the result of a blend of pale and dark specialty malts well balanced with Galena and aromatic Saaz hops, and is offered from November through January.

RESTAURANT

The Company operates one restaurant in Portland, The Taproom, which is located at the Company's brewery. The Taproom is a tasting room and restaurant that is upscale in comparison to other brewpubs in the region. In November 1998, the Company sold its Flanders Street BrewPub. (SEE NOTE 3 OF NOTES TO FINANCIAL STATEMENTS.)

MARKETING AND SALES

The Company uses both licensed beer and wine distributors/wholesalers to sell to and service on- and off-premise accounts for specific geographic territories. These distributors maintain broad distribution in the Company's core markets i.e., Oregon, Washington and California. Columbia Distributing Company services almost all of the major markets in Oregon and is expanding into Washington, having agreed to purchase Sid Eland Distributing, Inc., in King County, Washington. Columbia Distributing will be the primary distributor in Washington state when the Sid Eland Distributing, Inc. acquisition is completed. In California, Wine Warehouse represents the Company on a state wide basis handling all of the Company's sales. Columbia Distributing and Wine Warehouse will continue to be large volume distributors of the Company's products in 1999. Approximately 65 distributors represent the Company in its Western Markets and the Company employs 12 salespeople to service its core markets: seven in Oregon, three in Washington, and two in California. Because of the excess capacity in the industry, the Company has been expanding sales into other markets for the last two years and is now being represented in 33 states. Sales for all markets east of the Rocky Mountains accounted for 8% of total shipments in 1998.

The Company's 1998 marketing plan focused on key northwestern U.S. markets including Oregon, Washington and Northern California. In 1999, Southern California is also a focus, making the Interstate 5 Freeway from Canada to Mexico the Company's core market. Secondary markets include virtually all of the western United States including Hawaii and Alaska and many states east of the Rocky Mountains. In 1998, the Company changed its distribution in California from independent beer wholesalers to one state-wide distributor, Wine Warehouse, as national beer suppliers increased pressure for exclusivity of their products. With consolidation of independent distributors accelerating, especially in light of Pabst Brewing Company's purchase of The Stroh Brewery Company, the Company may be required to further adjust its distribution arrangements in the future.

In 1998, the Company focused on its individual brands and especially its flagship, MacTarnahan's Amber Ale, instead of focusing on the family of brands approach it had been following. Going forward, a significant portion of the Company's marketing budget will be directed at promoting MacTarnahan's Amber Ale while secondary brands will receive less support. The Company continues to enhance consumer awareness through increased promotional and advertising activity in selected sports, music and community activities which offer opportunities for introduction to the Company and sampling of its brands. These have included and will include opportunities associated with the Seattle Seahawks and Mariners, the Portland Trailblazers and the Highland Games throughout the west coast of the U.S. Because of the intense competition for draft accounts in larger cities, the Company's marketing efforts have been concentrated on increasing packaged authorizations in chain retailers. In Oregon, the Company focuses equally on draft and package sales.

TRADEMARKS

The Company has a program to obtain United States trademark registrations for its key bottled brands. The Company owns federal trademark registrations for the name MACTARNAHAN'S, the name HAYSTACK BLACK, the name ZIGZAG RIVER LAGER, the OREGON HONEY BEER and ORIGINAL HONEY BEER label designs and the MACTARNAHAN'S label design. The Company has pending applications for federal registration of the brand name WOODSTOCK IPA, THUNDERHEAD CREAM STOUT, and for the marks PORTLAND BREWING and the RUNNING MAC design icon. To the best of the Company's knowledge, it has the right to use these marks on a nationwide basis in connection with malt beverages.

The Company has long maintained a practice of registering its brand names as trademarks in the State of Oregon. It owns Oregon registrations for numerous marks, including the brand names HAYSTACK BLACK, UNCLE OTTO'S OKTOBERFEST, PORTLAND PORTER, PORTLAND BREWING, PORTLAND ALE and MALARKEY'S WILD IRISH ALE. In addition, the Company owns state registrations in California, Washington and Colorado for key brand names. To the best of the Company's knowledge, it has the right to use the brand name of each of its current products in the areas where those products are currently distributed.

COMPETITION

The specialty brewing industry has experienced significant change in the past several years. Growth rates have slowed, distribution opportunities have become limited, and more brewers have entered the industry. The Company believes that category saturation continues to make growth more difficult for existing regional specialty brewers, and that competition affecting its growth will continue to come from imported beers, national breweries, national specialty breweries, larger regional specialty breweries with aggressive mass marketing capabilities, and small micro breweries and brew pubs which have strong local appeal. The proliferation of specialty brewers, new beers, and brew pubs, efforts by regional craft brewers to expand their production capacities and distribution, and underutilized domestic brewing capacity are all competitive factors for specialty brewers. Additionally, larger national brewers have developed or are developing brands to compete directly with specialty beers. These national competitors have advantages such as lower production costs, larger marketing budgets, greater financial and other resources and more developed and extensive distribution networks than the Company.

Sales of domestic specialty beer to chain stores increased only an estimated 0.6% in 1998 and 8% percent in 1997, compared to 34% in 1996. (BEER MARKETER'S INSIGHTS - FEBRUARY 8, 1999) In western U.S. markets, the top eight domestic specialty brewers experienced mixed performance in 1998 as four of them reported sales decreases in California and Oregon, and six of them reported sales decreases in Washington. (BEER MARKETER'S INSIGHTS - JANUARY 25, 1999)

As distributors and retailers become more selective in accepting new brands, the rate of brewery openings continues to decline. The ratio of openings to closures of specialty brewers/brew pubs declined from 3:1 in 1997 to 4:3 in 1998. (INSTITUTE OF BREWING STUDIES, MARCH 1999) Additionally, as the consolidation trend continues in the specialty beer industry, the Company believes that price discounting, solidifying distribution, and increasing sales and marketing efforts will be key to near term and long term survival.

Growing demand for imported beer also negatively impacts sales of domestic specialty beer. Import sales increased 45% in Oregon and 20% in Washington in 1998, compared to 1997. Although nationally, import beers outsell domestic specialty beers three to one, in the Northwest, domestic specialty beers outsell imports two to one. (OREGON LIQUOR CONTROL COMMISSION AND WASHINGTON STATE LIQUOR CONTROL BOARD NOVEMBER 1998 DATA)

GOVERNMENTAL REGULATION

The production and sale of alcoholic beverages is subject to extensive regulation by the Federal Bureau of Alcohol, Tobacco and Firearms and individual states' alcoholic beverage regulatory agencies.

LICENSE DESCRIPTION. The Company operates under a Brewpub license which allow sales off-premise as well as through up to two retail outlets. The Company operates one restaurant at its brewery.

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

DRAM SHOP LIABILITY. The Oregon Supreme Court has held that the serving of alcoholic beverages to a person known to be intoxicated may, under certain circumstances, result in the server being held liable to third parties for injuries caused by the intoxicated customer. The Company serves beer and wine to its customers at its restaurant. If an intoxicated customer is served wine or beer and subsequently commits a tort such as causing an automobile accident, the Company may be held liable for damages to the injured person or persons. The Company has obtained host liquor liability insurance coverage and will continue such coverage if available at a reasonable cost. However, future increases in insurance premiums may make it prohibitive for the Company to maintain adequate insurance coverage. A large damage award against the Company, not adequately covered by insurance, would adversely affect the Company's financial position.

RESEARCH AND DEVELOPMENT

The Company had minimal research and development expenditures in 1998 and 1997, and had no customer sponsored research and development activities during such periods. However, the Company has from time to time, developed new products at its original brewery. Such products were sold to retail customers and, accordingly, associated development costs are expensed as cost of goods sold.

EMPLOYEES

As of December 31, 1998, the Company had 84 employees (73 full time), including 25 in brewing, bottling and shipping operations, 34 in retail operations, seven in administration and 18 in sales and marketing. None of the Company's employees are covered by collective bargaining agreements. The Company provides its full-time employees with health, dental and life insurance, short and long term disability, and a 401(k) plan. No contributions were made by the Company to the 401(k) plan in 1998 or 1997. The Company believes its employee relations are good.

CONCENTRATIONS OF RISK

GEOGRAPHICAL AND DISTRIBUTOR CONCENTRATION. In 1998, wholesale distributors accounted for 85% of the Company's shipments, of which 53% were to Oregon distributors. The Company's largest distributor, Columbia Distributing Company of Portland, Oregon which distributes the Company's products in Oregon and Washington accounted for approximately 40% of 1998 revenues. The next largest distributor accounted for approximately 9% of the Company's total revenues for the same period. Distribution agreements generally grant exclusive territories to distributors. Distribution agreements and applicable state laws limit the ability of the Company to terminate such agreements. The Company's distributors also market and distribute competing brands. While the Company believes it has good relationships with most of its distributors, the Company can give no assurance that each of its distributors will continue to effectively market and distribute the Company's beer. Because state liquor laws and/or standard contractual provisions limit the Company's ability to terminate a distribution agreement, the Company can give no assurance that a distributor for any given geographic area could be replaced without cost or replaced immediately, either temporarily or permanently, in the event the distributor was performing poorly in its efforts to distribute the Company's products or was otherwise unable to perform (e.g. as a result of an employee strike or damage caused by fire or natural disaster). The Company's inability to replace a non-performing or poorly performing distributor in a timely fashion and/or with minimal cost could have a significant adverse effect on the Company's results of operations, particularly if the distributor were Columbia Distributing Company, the Company's largest distributor.

INCREASED COMPETITION AND SATURATION IN THE SPECIALTY BEER INDUSTRY. (SEE "OVERVIEW" AND "COMPETITION" ABOVE.) Increased competition and the proliferation of brands in the specialty beer industry has had and may continue to have an adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the specialty beer industry will experience growth, will not experience a downturn or that any downturn will not be severe. The Company's future success will depend upon its ability to continue to build brand awareness and increase sales and profits.

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

ENVIRONMENTAL MATTERS

The Company is addressing certain waste water treatment issues raised in a March 1998 letter from the City of Portland, Oregon. The Company has developed a solution to ensure continued compliance with appropriate standards and has received written approval from the City of Portland, Oregon. Implementation of the solution is expected to be completed by April 1999 and expected to cost approximately $50,000.

SOURCES OF LIQUIDITY

The Company requires capital principally to fund its working capital needs. The Company has met its capital requirements through cash flow from operations, bank borrowings, loans from shareholders and the private and public sale of its Common Stock.

In 1998, the Company recorded an extraordinary gain of $1,200,279 related to a debt restructuring. The Company was relieved of $1,079,257 of debt and accrued interest originated by Bank of America, NT & SA and $272,915 of trade accounts payable. The gain was offset by professional fees related to the restructuring of $151,893. (SEE ITEM 11 - INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS - PURCHASE AND RESTRUCTURING OF SECURED DEBT".)

In connection with the debt restructuring, the MacTarnahan Limited Partnership (a related party) purchased approximately $3.1 million of secured Company debt held by Bank of America, NT & SA. The $3.1 million bank debt plus accrued interest and other related charges was settled by the MacTarnahan Limited Partnership which in turn resulted in a net loan payable from the Company to the MacTarnahan Limited Partnership of $2.1 million. The $2.1 million term loan ("Term Loan") is secured by receivables, inventory and equipment of the Company. The Term Loan bears interest at a per annum rate equal to the prime lending rate of the Bank of the Northwest plus 1%. At December 31, 1998 the prime lending rate was 7.75%. The Company expects to place the debt permanently with a financial institution in 1999 or pay off the debt through the raising of additional capital. There can be no assurance that the Company will be able to obtain permanent financing from a financial institution or that the Company will be able to raise additional capital on commercially reasonable terms or at all. (SEE ITEM 11 - INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS -PURCHASE AND RESTRUCTURING OF SECURED DEBT".)

The Company also relies on trade creditors for working capital. The Company has completed negotiations with its trade creditors in which the trade creditors were offered the option of receiving a discounted amount of cash immediately or the entire amount owed to them to be paid over a five-year period. As a result of such negotiations to date, the Company was relieved of $272,915 of trade accounts payable and issued notes in the aggregate principal amount of $148,065 to trade creditors. The notes mature on September 1, 2003 and bear interest at 6% per annum.

On September 2, 1998, the Company entered into a $600,000 revolving line of credit with a bank which provides for a fixed interest rate of 7.99% ("Revolving Line"). The Revolving Line matures on August 20, 1999. At December 31, 1998, $323,626 was outstanding under the Revolving Line. The Revolving Line is guaranteed by Harmer Mill & Logging Supply Co., whose limited partners are Mr. Robert M. MacTarnahan and Mrs. Ruth MacTarnahan, ("Harmer") and is secured by a certificate of deposit in the amount of $600,000 for which Harmer will receive an accommodation fee in an amount equal to 1% per year on the outstanding principal loan balance on the Revolving Line.

In December 1997, the Company borrowed a total of $400,000 from two of its shareholders under 10% Amortizing Subordinated Notes (the "Notes"). On August 25, 1998, the two shareholders agreed to cancel the Notes in exchange for 645,162 shares of the Company's Common Stock, resulting in the issuance of a total of 1,290,324 shares.

On March 1, 1999, Harmer and the Charles A. Adams Family Trust each purchased 2,885 shares of the Company's Series A Preferred Stock ("Series A") for $52 per share, resulting in aggregate proceeds to the Company of $300,040. Each share of Series A is convertible on February 25, 2004, into fully paid and non-assessable shares of Common Stock at a rate of 100 shares of Common Stock for each share of Series A. The conversion ratio, which is currently 100 to 1, is subject to adjustment in the event of stock splits or stock dividends. Unless converted, the Company must redeem the Series A shares on February 25, 2004, at $52 per share plus any declared but unpaid dividends, in cash or in 24 equal monthly payments bearing interest at 12% per annum. Each shareholder of Series A is entitled to the number of votes equal to the number of shares of Common Stock into which the Series A shares can be converted and the Series A shares are entitled to vote as a separate class. Each shareholder of Series A is entitled to receive cumulative dividends at the rate of 8% per annum, when and if declared by the Board of Directors, prior to payment of dividends on Common Stock. No dividends have been declared to date. In the event of any liquidation or dissolution of the Company, either voluntary or involuntary, each shareholder of Series A shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds to the holders of Common Stock, an amount equal to $52.00 per share for each share of Series A and, in addition, an amount equal to all declared but unpaid dividends on Series A.

LIQUIDITY RISKS

The Company operates in the specialty beer industry. Intense competition and the proliferation of new brands has had and may continue to have an adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to increase its sales volume or be able to maintain its selling prices in existing markets or new markets. (SEE "OVERVIEW" AND "COMPETITION" ABOVE.)

The Company experienced significant operating losses during the years ended December 31, 1998 and 1997, and has continued to incur losses in the first quarter of 1999. Operating results have and may continue to fluctuate as a result of many factors including lower sales volumes and selling prices, increased depreciation and other fixed operating costs as a percent of sales during periods when the Company's brewery is at less than full capacity, changes in product mix, increased selling and marketing costs incurred as the Company protects its business in existing markets and increased transportation costs as it develops business in new geographic markets.

The Company's working capital requirements over the next year are expected to be met from cash flow through operations, funds available under the Company's revolving line and, if appropriate and available, additional equity offerings and/or borrowings from other lenders. There can be no assurance the Company will be able to raise additional funds through equity offerings or additional borrowings.

YEAR 2000 ISSUE

The Company's approach to the Year 2000 issue is discussed below. In discussing the Year 2000 issue, the Company necessarily makes certain forward looking statements. There can be no assurance that actual results will not differ materially from the projections contained in the forward looking statements. Factors which may cause actual results to differ materially include, but are not limited to the failure of Company personnel and outside consultants to properly assess and address the Company's Year 2000 issues, inaccurate or incomplete disclosure by third parties regarding the Year 2000 issue, failure to address Year 2000 issue with all vendors, including utility vendors, and customers, infrastructure failures, such as disruptions in the supply of electricity, gas, water or communications services, or major institutions, such as the government and banking systems, and failure of the Company to accurately predict the costs to address the Year 2000 issue or the lost revenues related to interruption in the Company's or its customers' businesses.

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

COSTS TO ADDRESS YEAR 2000 ISSUE. To date, costs directly related to Year 2000 remediation efforts are immaterial. Accordingly, the Company expects the costs to address the Year 2000 issue will not have a material adverse financial impact on the Company's financial condition or results of operations. However, there can be no assurance that additional remediation costs will not be identified, especially since the Company has not evaluated the year 2000 readiness of its customers or suppliers.

RISKS OF THE COMPANY'S YEAR 2000 ISSUE. The most reasonably likely worst case scenario for the Company would involve an extended shutdown in production and/or a reduction in customer demand. The Company is unable to quantify the effect of such a scenario. However, the Company plans to identify its critical vendors and customers and evaluate whether or not any of them represent a significant risk. In addition, the first part of the fiscal year is not a critical production period or period of customer demand and therefore the Company believes it would be able to recover from a temporary interruption without a material adverse effect on the Company's operations.

COMPANY'S CONTINGENCY PLAN. Based on the Company's assessment of the Year 2000 issue, the Company has not developed and does not intend to develop a contingency plan to address the reasonably likely worst case scenario.

ITEM 7.   DESCRIPTION OF PROPERTY

The Company's brewery, located at 2730 NW 31st Avenue in Portland, showcases the copper brewing vessels and equipment acquired in 1991 from the Sixenbrau brewery in Nordlingen, Germany. The brewery opened in 1993 and has a present annual production capacity of approximately 135,000 barrels of ale. The brewery has 27,000 square feet of manufacturing, shipping and warehouse space with a 1,000 square foot, three-story brewhouse (to display the copper brewing vessels), and 3,000 square feet of offices. Also included is a 3,000 square foot restaurant, The Taproom, complete with an outdoor seating area. The brewery lease is for a 15 year term which commenced June 15, 1993. The monthly rent is $24,906 plus property taxes, insurance and maintenance, with an adjustment for inflation or changes in fair market rental value on July 1, 1998 and July 1, 2003. The increased rental adjustment was determined subsequent to July 1, 1998, resulting in a $17,076 charge which will be paid by the Company in twelve monthly installments beginning February 1, 1999. In December 1997, in connection with the issuance of $400,000 of Notes, the lease payments were reduced by $5,000 for each of the months of January through July 1998, and by $3,060 for each of the months of August and September. (SEE NOTE 8 OF NOTES TO FINANCIAL STATEMENTS AND ITEM 11.)

The Company subleases approximately 10,025 square feet of expansion space at a building adjoining its brewery located at 2750 NW 31st Avenue in Portland, Oregon ("Adjacent Building"). The initial term of the sublease expires March 31, 1999, with one five year renewal option, with base rent of $3,307 per month, plus a share of taxes and operating expenses. The Company had an option agreement, which expired on December 31, 1998, with the owner of the building, L & L Land Co. (L & L), under which the Company could have purchased the building for $1,100,000 plus an amount for improvements to the building consisting of the construction of a shipping dock. The Company is currently negotiating to lease all of the Adjacent Building and then sublease a portion of the Adjacent Building to Power Transmission Products, Inc. In 1996, the Company and L & L paid approximately $480,000, for the construction of a shipping dock. If the negotiations are successful and certain conditions are met, L & L has agreed to reimburse the Company $280,000 for its costs in constructing the shipping dock. (SEE ITEM 11.)

ITEM 8.   DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

DIRECTORS. The following lists the persons currently serving as directors along with certain information. The term of office for each person elected as a director continues until the next Annual Meeting of Shareholders and until a successor has been elected and qualified.

                NAME OF DIRECTOR                                       AGE
                ----------------                                       ---
                Charles A. (Tony) Adams                                53
                Frederick L. Bowman                                    54
                Robert M. MacTarnahan                                  84
                R. Scott MacTarnahan                                   53
                Howard M. Wall, Jr.                                    53

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

FREDERICK L. BOWMAN. Mr. Bowman is a founder of the Company and has been Vice President since February 1992. In July 1997 Mr. Bowman was also elected Treasurer and Secretary, and in September 1998, Mr. Bowman was appointed to the Board of Directors. Mr. Bowman serves as corporate liaison to the beer industry and assists in marketing efforts including public relations and the Company's distributor support program. He designed the Company's original products and brewery. Previous to founding Portland Brewing Company, Mr. Bowman was involved in the wholesale automotive industry as both a technician and a district service manager. Mr. Bowman has attended Portland State University, University of Oregon and Oregon State University. In addition, Mr. Bowman attended the Brewing Microbiology and Microscopy course at the Siebel Institute in 1988.

ROBERT M. MACTARNAHAN. Mr. MacTarnahan has been a Director since July 1985. Mr. MacTarnahan has been a partner in Harmer Company and Black Lake Investments for more than five years. Mr. MacTarnahan has been the president of Honeyman Aluminum Products Company, a manufacturer of hand trucks for the beverage industry, for more than 10 years. He is also active in the promotion of the Company and the Company's MacTarnahan's Ale is named after him. See "Certain Relationships And Related Transactions". Mr. R. Scott MacTarnahan is his son.

R. SCOTT MACTARNAHAN. Mr. MacTarnahan has been a Director since July 1985. He has been vice president and general manager of Honeyman Aluminum Products Company and Harmer Company for more than 10 years. Mr. MacTarnahan received a B.S. in Business Administration from Portland State University in 1968. Mr. Robert M. MacTarnahan is his father.

HOWARD M. WALL, JR. Mr. Wall has been a Director of the Company since October 1992. Since 1984 he has been the president and chief executive officer of Portco Corporation, a Vancouver, Washington manufacturer of paper and plastic flexible packaging for the produce, fish, and roofing industries. He has had a long association with the Northwest hop industry as Portco developed the world's only biodegradable paper hop string. Mr. Wall received a B.A. in English from the University of Oregon in 1973.

EXECUTIVE OFFICERS. The following lists the names, ages and positions of the Company's executive officers, at December 31, 1998, along with certain other information. The Company's officers are elected by the Board of Directors at its annual meeting, and hold office until the next annual meeting of the Board of Directors and until their successors are elected and qualified.

     NAME                                  AGE         POSITION(S) WITH COMPANY
     ----                                  ---         ------------------------
     Charles A. (Tony) Adams                53         Chairman of the Board, President and Chief
                                                       Executive Officer

     Glenmore James                         44         Executive Vice President, Chief Financial
                                                       Officer and Chief Operating Officer

     Frederick L. Bowman                    54         Vice President, Treasurer and Secretary

For information on the business background of Mr. Adams and Mr. Bowman, see "Directors" above.

GLENMORE JAMES. Mr. James has been Executive Vice President and Chief Financial Officer since June 1994, served as Executive Vice President and Treasurer from June 1994 until July 1997, and served as Secretary from September 1996 until July 1997. In July 1997 Mr. James was elected Chief Operating Officer. He joined the Company full-time in April 1994. Prior to that, Mr. James acted as a consultant to the Company. Mr. James is responsible for the financial and operations departments of the Company. Mr. James has worked for over twenty years in the Portland area business community, initially in financial accounting management positions in various manufacturing and distribution companies and more recently as an independent business consultant. Mr. James received his ICSA certification in 1976 from Mid-Essex Technical College, England.

ITEM 9.   REMUNERATION OF DIRECTORS AND OFFICERS

a. Director and Officer Remuneration

Directors receive no cash compensation for serving on the Board of Directors. Each Director, with the exception of Mr. Adams, has been granted options under the Company's Non-Qualified Stock Option Plan ("NQSOP"). To date, options to purchase 21,000 shares of the Company's Common Stock at $5.3333 per share have been granted to Directors under the NQSOP. No options were granted under the NQSOP in 1998.

The following table and notes set forth information regarding all cash compensation paid by the Company during the year ended December 31, 1998, to each of the three most highly compensated officers and all officers as a group.

                                         CAPACITIES IN WHICH                           AGGREGATE
     NAME                                REMUNERATION WAS RECEIVED                     REMUNERATION
     ----                                -------------------------                     ------------
     Charles A. (Tony) Adams             Chairman of the Board, President and Chief
                                         Executive Officer                              $     60,000

     Glenmore James                      Executive Vice President, Chief Financial
                                         Officer and Chief Operating Officer            $     91,424

     Frederick L. Bowman                 Vice President, Treasurer and Secretary        $     50,748

     All officers as a group (3 persons)                                                $    202,172

b. Remuneration Plans

INCENTIVE STOCK OPTION PLAN. In October 1992, the shareholders of the Company approved the Company's Incentive Stock Option Plan ("ISOP"). The ISOP is administered by the Company's Board of Directors and provides for grants to officers and employees of options to acquire shares of the Company's Common Stock, subject to the limitations set forth in the ISOP. The ISOP was amended in December 1998 to increase the number of shares available for issuance thereunder from 163,500 to 400,000. Pursuant to the ISOP, the granting of options is at the discretion of the Board of Directors, and it has the authority to set the terms and conditions of the options granted, including the option exercise price which must be a price equal to at least 100% of the fair market value of the subject shares of Common Stock at the time the option is granted. As of December 31, 1998, options covering 123,525 shares of the Company's Common Stock were outstanding under the ISOP.

RESTATED CASH INCENTIVE PLAN. The Company may award its officers and employees, under its Restated Cash Incentive Plan ("the Plan"), bonuses in an amount up to 10 percent (10%) of net operating profits before taxes. Awards under the Plan will be allocated among the officers and employees in accordance with the provisions of the Plan at the discretion of the Board of Directors. No amounts were awarded in 1998 or 1997 under the Plan.

NON-QUALIFIED STOCK OPTION PLAN. In August 1994, the Board of Directors adopted the 1994 Non-Qualified Stock Option Plan ("NQSOP"). The NQSOP is administered by the Board of Directors and provides for grants to officers, employees, directors and consultants of options to acquire up to 45,000 shares of the Company's Common Stock at an exercise price of at least 85% of the fair market value of the subject shares of Common Stock at the time the option is granted. The granting of options is at the discretion of the Board of Directors. As of December 31, 1998, options covering 21,000 shares of the Company's Common Stock were outstanding under the NQSOP.

ITEM 10.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

The following table sets forth certain information regarding the beneficial ownership of voting equity securities of the Company as of March 1, 1999 as to (i) each person who is known by the Company to own beneficially 10% or more of the outstanding shares of such class of voting equity securities of the Company, (ii) each of the three most highly compensated officers and
(iii) all Directors and officers as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the voting equity securities owned by them.

                                                                                        SERIES A
                                                      COMMON STOCK                PREFERRED STOCK (10)
                                                --------------------------      --------------------------
                                                   SHARES       PERCENT OF       SHARES      PERCENT OF
       NAME OF BENEFICIAL OWNER OR              BENEFICIALLY      SHARES      BENEFICIALLY     SHARES
       NUMBER OF PERSONS IN GROUP                 OWNED (1)     OUTSTANDING    OWNED (1)     OUTSTANDING
       --------------------------                 ---------     -----------    ---------     -----------
    Shareholder Group (9)                         1,864,234.5     53.4  %            5,770        100  %

    Robert M. MacTarnahan (3) (9)                 1,864,234.5     53.4               5,770        100
        11416 SW Lynnridge
        Portland, Oregon 97225

    R. Scott MacTarnahan (4) (9)                  1,864,234.5     53.4               5,770        100
        11416 SW Lynnridge
        Portland, Oregon 97225

    Charles A. (Tony) Adams (2) (5) (9)           1,864,234.5     53.4               5,770        100

    Frederick L. Bowman (2) (7)                        52,445      1.6

    Glenmore James (2) (6)                             29,500        *

    All Officers and Directors as a group,
    (six persons)  (8) (9)                        1,956,829.5     55.5  %            5,770        100  %

*     Less than 1%

  (1) Beneficial ownership includes voting power and investment power with respect to shares and includes shares issuable upon the exercise of outstanding stock options and warrants.

  (2) The business address for these individuals is 2730 NW 31st Avenue, Portland, Oregon 97210.

  (3) Includes 22,860 shares owned individually by Mr. Robert M. MacTarnahan, 73,335 shares held by Black Lake Investments, 765,162 shares held by Harmer Mill & Logging Supply Co. (dba Harmer Company), and 30,000 shares held by Harco Products, Inc., each of which is controlled by Mr. and Mrs. Robert M. MacTarnahan and Mr. R. Scott MacTarnahan, 43,848.75 shares which may be purchased for $3.3333 per share upon exercise of a warrant held by MacTarnahan Limited Partnership, whose general partner is Harmer Mill & Logging Supply Co. and whose limited partners are Mr. Robert M. MacTarnahan and Mrs. Ruth MacTarnahan and 6,000 shares which may be purchased for $5.3333 per share upon exercise of a non-qualified stock option held by Mr.
      Robert M. MacTarnahan. The non-qualified options are exercisable. See note 9.

  (4) Includes 73,335 shares held by Black Lake Investments, 765,162 shares held by Harmer Mill & Logging Supply Co., and 30,000 shares held by Harco Products, Inc., each of which is controlled by Mr. Robert M. MacTarnahan and Mr. R. Scott MacTarnahan, 600 shares held by Mr. R. Scott MacTarnahan's spouse, 43,848.75 shares which may be purchased for $3.3333 per share upon exercise of a warrant held by MacTarnahan Limited Partnership, whose general partner is Harmer Mill & Logging Supply Co. and whose limited partners are Mr. Robert M. MacTarnahan and

      Mrs. Ruth MacTarnahan and 6,000 shares which may be purchased for $5.3333 per share upon exercise of a non-qualified stock option held by Mr. R. Scott MacTarnahan. The non-qualified options are exercisable. See note 9.

  (5) Includes 180,300 shares held by Electra Partners, Inc., an entity controlled by Mr. Adams, 666,192 shares held by Mr. Adams as Trustee of the Charles A. Adams Family Trust, 525 shares held by Mr. Adams' daughter and 525 shares held by Mr. Adams' son, 32,886.75 shares which may be purchased for $3.3333 upon exercise of a warrant held by Electra Partners, Inc. and 36,000 shares which may be purchased for $5.8666 per share upon exercise of an incentive stock option held by Mr. Adams. See note 9.

  (6) Includes 12,000, 6,000 and 10,000 shares which may be purchased for $5.3333, $7.00, and $7.00 per share, respectively, upon exercise of incentive stock options held by Mr. James.

  (7) Includes 44,445 shares owned individually by Mr. Bowman, and 8,000 shares which may be purchased for $7.00 per share upon exercise of incentive stock options held by Mr. Bowman.

  (8) Includes 85,500 shares which may be purchased for prices ranging from $3.333 to $7.00 per share, upon exercise of stock options held by all Directors and officers, as a group. Includes 43,848.75 shares which may be purchased for $3.3333 per share upon exercise of a warrant held by MacTarnahan Limited Partnership and 32,886.75 shares which may be purchased for $3.3333 upon exercise of a warrant held by Electra Partners, Inc.

  (9) Robert M. MacTarnahan, Robert S. MacTarnahan, Harmer Mill & Logging Supply Co. (dba Harmer Company) (11416 SW Lynnridge, Portland, Oregon 97225), Harco Products, Inc. (11416 SW Lynnridge, Portland, Oregon 97225), Black Lake Investments (11416 SW Lynnridge, Portland, Oregon 97225), MacTarnahan Limited Partnership (11416 SW Lynnridge, Portland, Oregon 97225), Charles A. Adams, Electra Partners, Inc. (1765 Farmington Road, Aloha, Oregon 97007) and the Charles A. Adams Family Trust (4047 Shattuck Road, Portland, Oregon 97221) are members of a "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934 ("34 Act"). Pursuant to Rule 13d-5 promulgated under the 34 Act, the group is deemed to beneficially own all shares of the Company which are beneficially owned by any member of the group and therefore the group beneficially owns 1,864,234.5 shares of Common Stock. Because each member of the group shares investment and voting control of the group shares, each member of the group is deemed to beneficially own all shares of the group. Therefore, (a) Robert M. MacTarnahan is deemed to beneficially own 923,028.75 shares of Common Stock in addition to the shares described in footnote 3, (b) R. Scott MacTarnahan is deemed to beneficially own 945,288.75 shares of Common Stock in addition to the shares described in footnote 4, and (c) Charles A. Adams is deemed to beneficially own 947,805.75 shares of Common Stock in addition to the shares described in footnote 5.
      See footnote 10 for shares of Series A Preferred Stock.

 (10) On March 1, 1999, Harmer Mill & Logging Supply Co. (dba Harmer Company) and the Charles A. Adams Family Trust each purchased 2,885 shares of the Company's Series A Preferred Stock ("Series A") for $52 per share, resulting in aggregate proceeds to the Company of $300,040. (SEE "ITEM 6- DESCRIPTION OF BUSINESS - SOURCES OF LIQUIDITY" FOR A DESCRIPTION OF THE SERIES A STOCK.) As noted above in footnote 9, Harmer Company and the Charles A. Adams Family Trust are members of a "group" as that term is used in Section 13(d)(3) of the 34 Act. Pursuant to Rule 13d-5 promulgated under the 34 Act, the group is deemed to beneficially own all shares of the Company which are beneficially owned by any member of the group and therefore the group beneficially owns 5,770 shares of Series A stock. Because each member of the group shares investment and voting control of the group shares, each member of the group is deemed to beneficially own all shares of the group.

                         OPTIONS, WARRANTS AND RIGHTS

The following table sets forth certain information regarding outstanding options and warrants to purchase shares of Common Stock of the Company as of March 1, 1999 as to (i) each person who is known by the Company to own beneficially 10% or more of the outstanding shares of the Company's Common Stock, (ii) each of the three most highly compensated officers and (iii) all Directors and officers as a group.

                                NUMBER OF SHARES OF COMMON
                                STOCK CALLED FOR BY OPTIONS
      NAME OF HOLDER                   AND WARRANTS               EXERCISE PRICE     DATE OF EXERCISE
      --------------                   ------------               --------------     ----------------
MacTarnahan Limited
Partnership(1)                           43,848.75                   $3.333               (2)
Electra Partners, Inc. (1)               32,886.75                   $3.333               (2)
Robert M. MacTarnahan (1)                 6,000                      $5.333               (2)
R. Scott MacTarnahan (1)                  6,000                      $5.333               (2)
Charles A. (Tony) Adams (1)              36,000                      $5.866               (2)
Frederick L. Bowman                       8,000                      $7.00                (3)
Glenmore James                           28,000                   $5.333-$7.00            (4)

All Directors and officers as a
group, (six persons)                    162,235.5                 $3.333-$7.00            (5)

(1) As noted above, in footnote 9, MacTarnahan Limited Partnership and Charles A. Adams members of a "group" as that term is used in
     Section 13(d)(3) of the 34 Act. Pursuant to Rule 13d-5 promulgated under the 34 Act, the group is deemed to beneficially own all shares of the Company which are beneficially owned by any member of the group and therefore the group beneficially owns 124,735.5 shares of Common Stock which may be acquired under outstanding options and warrants, as noted in the table above. Because each member of the group shares investment and voting control of the group shares, each member of the group is deemed to beneficially own all shares of the group.

(2)  Options and warrants are currently exercisable.

(3) As of March 1, 1999, options to purchase 4,800 shares of Common Stock were exercisable. Options to purchase the remaining 3,200 shares of Common Stock become exercisable quarterly, and will be fully exercisable in January 2001.

(4) As of March 1, 1999, options to purchase 18,800 shares of Common Stock were exercisable. Options to purchase the remaining 9,200 shares of Common Stock become exercisable quarterly, and will be fully exercisable as follows: 1,800 shares in November 1999, 2,400 shares in January 2001, and 5,000 in March 1999.

(5) As of March 1, 1999, options to purchase 73,100 shares of Common Stock were exercisable. Options to purchase the remaining 12,400 shares of Common Stock become exercisable quarterly, and will be fully exercisable at various dates through January 2001. As of February 28, 1999, warrants to purchase 76,735.5 shares of Common Stock were exercisable.

ITEM 11.  INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

LEASE AGREEMENT WITH PORTLAND BREWING BUILDING, L.L.C

In November 1992, the Company executed a triple net, 15 year lease (with three five-year renewal options) with Portland Brewing Building Partners ("Brewing Partners"), which developed the Company's new brewery at 2730 NW 31st Avenue in Portland. The Company believes that the terms and conditions of its lease, as amended, are fair and reasonable and are no less favorable to the Company than could be obtained from unaffiliated parties. Brewing Partners was an equal 50/50 partnership of Electra Partners, Inc. ("Electra"), a company controlled by Mr. Adams, and Harmer Mill & Logging Supply Co. ("Harmer"), a company controlled by Mr. and Mrs. Robert M. MacTarnahan. In 1995, after a series of transactions, the property and the lease were contributed to Portland Brewing Building, LLC, which is owned 50% by MacTarnahan Limited Partnership (whose general partner is Harmer and whose limited partners are Robert M. MacTarnahan and Ruth MacTarnahan); 25.1604% by Electra; and 24.8396% by L & L Land Co. (a general partnership consisting of Howard M. Wall, a director of the Company and his wife, Patricia Wall). In connection with the negotiation of this lease, MacTarnahan Limited Partnership and Electra Partners, Inc. each were issued warrants for the purchase of 43,848.75 shares of Common Stock, exercisable at any time through December 31, 2002, at an exercise price of $3.333 per share.

The monthly rent is $24,906 plus property taxes, insurance and maintenance, with an adjustment for inflation or changes in fair market rental value on July 1, 1998 and July 1, 2003. The increased rental adjustment was determined subsequent to July 1, 1998, resulting in a $19,922 charge which will be paid by the Company in twelve monthly installments beginning February 1, 1999. In December 1997, in connection with the issuance of $400,000 of Notes, the lease payments were reduced by $5,000 for each of the months of January through July 1998, and by $3,060 for each of the months of August and September 1998.

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

As consideration for the Option Agreement, the Company agreed to pay L & L Land Co. monthly in arrears an amount equal to interest which would accrue at the annual rate of 10% on the sum expended by L & L Land Co. for the improvements described below, up to a maximum expenditure of $200,000, with such amount to commence to accrue upon final completion of the improvements and to cease upon the earlier of acquisition of the Adjacent Building by the Company, execution of a direct lease by the Company for the entire Adjacent Building, the termination of the Option Agreement, or March 31, 1999, whichever is the earliest of such dates. L & L Land Co. agreed, in the Option Agreement, to construct certain improvements (consisting of a shipping dock) to the Adjacent Building. In 1996, the Company and L & L Land Co. paid approximately $480,000 in total for the construction of the shipping dock.

The Company is currently negotiating to lease all of the Adjacent Building and then sublease a portion of the Adjacent Building to Power Transmission Products, Inc. If the negotiations are successful and certain conditions are met, L & L has agreed to reimburse the Company $280,000 for its costs in constructing the shipping dock.

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

Royalties paid to Harmer under the License Agreement for 1998 and 1997 were $24,426 and $23,430 respectively, based on the sale of 24,426 and 23,430 barrels, respectively, of MacTarnahan's Ale during the same periods.

10% AMORTIZING SUBORDINATED NOTES

In December 1997, the Company borrowed $400,000 under 10% Amortizing Subordinated Notes (the "Notes"). Of the $400,000, $200,000 was borrowed from each of (i) Harmer Mill & Logging Supply Co. (dba Harmer Company), an entity controlled by Robert M. MacTarnahan, a Director of the Company; and (ii) Charles A. Adams Family Trust, an entity controlled by Charles A. Adams, the Company's President. On August 25, 1998, the two shareholders agreed to cancel the Notes in exchange for 645,162 shares of the Company's Common Stock, resulting in the issuance of a total of 1,290,324 shares.

SERIES A PREFERRED STOCK

On March 1, 1999, Harmer and the Charles A. Adams Family Trust each purchased 2,885 shares of the Company's Series A Preferred Stock ("Series A") for $52 per share, resulting in aggregate proceeds to the Company of $300,040. Each share of Series A is convertible on February 25, 2004, into fully paid and non-assessable shares of Common Stock at a rate of 100 shares of Common Stock for each share of Series A. The conversion ratio, which is currently 100 to 1, is subject to adjustment in the event of stock splits or stock dividends. Unless converted, the Company must redeem the Series A shares on February 25, 2004, at $52 per share plus any declared but unpaid dividends, in cash or in 24 equal monthly payments bearing interest at 12% per annum. Each shareholder of Series A is entitled to the number of votes equal to the number of shares of Common Stock into which the Series A shares can be converted and the Series A shares are entitled to vote as a separate class. Each shareholder of Series A is entitled to receive cumulative dividends at the rate of 8% per annum, when and if declared by the Board of Directors, prior to payment of dividends on Common Stock. No dividends have been declared to date. In the event of any liquidation or dissolution of the Company, either voluntary or involuntary, each shareholder of Series A shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds to the holders of Common Stock, an amount equal to $52.00 per share for each share of Series A and, in addition, an amount equal to all declared but unpaid dividends on Series A.

PURCHASE AND RESTRUCTURING OF SECURED DEBT

On August 17, 1998, the MacTarnahan Limited Partnership purchased approximately $3.5 million of secured Company debt held by Bank of America, NT&SA ("Debt") and evidenced by a Business Loan Agreement dated as of December 15, 1995, as amended ("Bank of America Loan Agreement"), a Security Agreement (receivables, inventory and equipment) dated December 15, 1995 and related UCC financing statements ("Security Agreement"). In addition, on August 17, 1998 the Company entered into a Credit and Forbearance Agreement ("Credit and Forbearance Agreement") with the MacTarnahan Limited Partnership pursuant to which the MacTarnahan Limited Partnership agreed to forbear from exercising its remedies with respect to the Debt and agreed to make up to an additional $600,000 in working capital advances to the Company pursuant to a Promissory Note dated August 17, 1998 ("$600,000 Note") which was secured by the Security Agreement. Interest under the $600,000 Note accrued on advances at the rate the MacTarnahan Limited Partnership paid under its bank line of credit to fund advances, plus 1%. All principal and interest under the $600,000 Note was payable on demand on or after September 1, 1998.

In connection with the purchase of the Debt, Electra Partners Inc. (an entity controlled by Mr. Adams) and the Charles A. Adams Family Trust (the "Trust") entered into a letter voting agreement on August 26, 1998 with Robert M. MacTarnahan and R. Scott MacTarnahan pursuant to which Electra Partners, Inc. and the Trust agreed to vote all of their shares of Common Stock at the direction of Robert M. MacTarnahan and R. Scott MacTarnahan prior to or at the 1998 Annual Meeting of Shareholders.

On September 2, 1998, the Company entered into a Loan Agreement with the Bank of the Northwest ("Bank of the Northwest Loan Agreement") which replaced the $600,000 Note and provided for a revolving $600,000 loan to the Company at an interest rate of 7.99%. The Bank of the Northwest Loan Agreement is guaranteed by Harmer Mill & Logging Supply Co. ("Harmer") and the guarantee is secured by a Harmer $600,000 certificate of deposit for which Harmer will receive an accommodation fee in an amount equal to 1% per year on the outstanding principal loan balance, as in effect from time to time, on the Bank of the Northwest Loan Agreement. In addition, the Company agreed to reimburse Harmer for any amounts advanced pursuant to the guarantee.

On November 18, 1998, the Company and the MacTarnahan Limited Partnership entered into a Loan Restructuring Agreement ("Restructuring Agreement") which replaced the Bank of America Loan Agreement and the Credit and Forbearance Agreement and reduced the outstanding amount of the loan previously due under the Bank of America Loan Agreement (which was subsequently assigned to the MacTarnahan Limited Partnership) to approximately $2,100,000. The Restructuring Agreement is secured by the Security Agreement and provides for per annum interest equal to the prime lending rate of Bank of the Northwest plus 1% per annum.

In connection with the Restructuring Agreement, Charles A. Adams, the Trust, Electra Partners, Inc. and Mr. Adams' children ("Adams Parties") entered into a Voting Agreement with Robert M. MacTarnahan, R. Scott MacTarnahan and certain entities controlled by them ("MacTarnahan Parties"). The Voting Agreement replaces the letter voting agreement entered into on August 26, 1998 and provides that the Adams Parties will vote all of their voting capital stock in the Company at the direction of the MacTarnahan Parties.
The Voting Agreement expires upon termination of the Company's reimbursement obligation to Harmer and the payment of amounts owing under the Restructuring Agreement.


                                   PART II

ITEM 1. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS,

There is no public trading market for the Company's Common Stock. The Company had 5,692 shareholders of record as of March 1, 1999. The Company has never declared any cash dividends on its Common Stock, nor does the Company intend to do so in the near future. Pursuant to certain loan agreements, the Company cannot declare or pay dividends on any of its outstanding stock, except dividends payable in Common Stock of the Company, without prior written consent of the bank. Holders of the Company's Series A Preferred Stock are entitled to receive cumulative dividends at the rate of 8% per annum, when and if declared by the Board of Directors, prior to payment of dividends on Common Stock. No Series A Preferred Stock dividends have been declared to date.

ITEM 2. LEGAL PROCEEDINGS

On December 16, 1998, Lydia Mather filed a lawsuit against the Company in the Multnomah County Circuit Court of Oregon. The complaint alleges that Ms. Mather attended a holiday party on the Company's premises and fell and was injured due to the Company's negligence. Ms. Mather is seeking economic and noneconomic damages in excess of $145,000. The Company is defending the lawsuit and does not believe the outcome will have a material adverse effect on the results of operations, financial condition or liquidity of the Company.

As of the date of this Report on Form 10-KSB, there are no other legal proceedings pending to which the Company is a party or to which any of its property is subject, and the Company does not know of any such action being contemplated.

ITEM 3. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held on December 12, 1998. The following matters were submitted to shareholders for their consideration:

     1. With respect to the five nominees for director identified in the Company's Proxy Statement; Charles A. (Tony) Adams received 2,333,901 votes and 109,371 votes were withheld, Frederick L. Bowman received 2,406,726 votes and 36,546 votes were withheld, Robert M. MacTarnahan received 2,411,093 votes and 32,179 votes were withheld, R. Scott MacTarnahan received 2,410,643 votes and 32,629 votes were withheld and Howard M. Wall, Jr. received 2,346,026 votes and 97,246 votes were withheld.

     2. The amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock to 25,000,000 shares was approved as follows: 2,373,179 shares were voted in favor, 58,738 shares were voted in opposition and 11,335 shares abstained.

     3. The amendment to the Company's Incentive Stock Option Plan to increase the number of shares of Common Stock available for issuance thereunder to 400,000 shares was approved as follows: 2,277,522 shares were voted in favor, 113,558 shares were voted in opposition, 15,480 shares abstained and there were 36,712 broker non-votes.

     4. The appointment of Arthur Andersen LLP as the Company's independent auditors for the year ending December 31, 1998 was ratified as follows:
     2,415,656 shares were voted in favor, 17,474 shares were voted in opposition and 10,142 votes abstained.

ITEM 5. COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and Directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, Directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during 1998, all executive officers, Directors and greater than 10% shareholders complied with all applicable filing requirements, except Charles
A. (Tony) Adams who filed a late report on Form 4 reporting one transaction .

ITEM 6. REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the quarter ended December 31, 1998.


                                   PART F/S

INDEX TO FINANCIAL STATEMENTS

                                                                                     Page
                                                                                     ----

     Report of Independent Public Accountants                                         F-1

     Balance Sheets as of December 31, 1998 and 1997                                  F-2

     Statements of Operations for the years ended December 31, 1998 and 1997          F-3


     Statements of Stockholders' Equity for the years ended December 31, 1998 and
     1997                                                                             F-4

     Statements of Cash Flows for years ended December 31, 1998 and 1997              F-5


     Notes to Financial Statements                                                    F-6

                                   PART III

ITEM 1. AND ITEM 2. INDEX TO EXHIBITS AND DESCRIPTION OF EXHIBITS

The following exhibits are filed herewith:


   Exhibit        Exhibit
   Number         Number
   (1-A)         (S-B 601)                            Description
   -----         ---------                            -----------
    2.1            3.1        Articles of Incorporation, as amended  *
    2.2            3.2        Bylaws, as amended *
    3.1            4.1        Specimen of Common Stock Certificate (1)
    3.2            4.2        Warrant issued to Electra Partners, Inc. dated March 25, 1996 (2)
    3.3            4.3        Warrant issued to MacTarnahan Limited Partnership dated March 25, 1996 (2)
    6.1            10.1       Indenture of Lease between the Company and Portland Brewing Building Partners dated November 4, 1992, as amended (1)
    6.2            10.2       Sublease between the Company, Power Transmission Products, Inc., and Pacific
                              Realty Associates, L.P., dated January 26, 1995 (1)
    6.3            10.3       License Agreement between the Company, R. M. MacTarnahan and Harmer Company dated July 1, 1994 (1)
    6.4            10.4       The Company's Incentive Stock Option Plan, as amended and Specimen Form Plan
                              Documents (1) (8)
    6.5            10.5       Amendment to the Company's Incentive Stock Option Plan (7)
    6.6            10.6       The Company's 1994 Nonqualified Stock Option Plan and Specimen Form Plan
                              Documents (1) (8)
    6.7            10.7       Distribution Agreement between the Company and Columbia Distributing, dated
                              April 8, 1996 (5)
    6.8            10.8       Loan Restructuring Agreement, dated November 18, 1998 *
    6.9            10.9       First Amendment to Loan Restructuring Agreement, dated November 18, 1998 *
    6.10           10.10      Voting Agreement, dated November 18, 1998 *
    6.11           10.11      Reimbursement Agreement, dated November 18, 1998 *
    6.12           10.12      Promissory Note, dated November 18, 1998 *
    6.13           10.13      Restated Cash Incentive Plan, as amended (1) (8)
    6.14           10.14      The Company's Stock Offering Purchase Plan for Employees and Specimen Form
                              Plan (1) (8)
    6.15           10.15      Option to Purchase and Agreement and Option to Lease between the Company and
                              L&L Land Co., dated December 1995(2)
    6.16           10.16      Indenture of Lease between the Company and Western Stations Co. dated May 1,
                              1995 (3)
    6.17           10.17      Manufacturing Services Agreement between the Company and The Stroh Brewery
                              Company dated January 31, 1996 (4)
    6.18           10.18      Loan Agreement dated September 2, 1998 (6)
    10.0           23.0       Consent of Arthur Andersen LLP *
    12.0           27         Financial Data Schedule *

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

    (6) Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 1998 as filed with the Commission on November 16, 1998.

    (7) Incorporated by reference to the Company's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, as filed with the Commission on November 17, 1998.

    (8)   Denotes a management contract or compensatory plan or arrangement.

     *    Filed herewith.

                                  SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1999.

                              PORTLAND BREWING COMPANY


                              By:   /s/ CHARLES A. ADAMS
                                   ---------------------------------
                                   Charles A. Adams
                                   Chairman of the Board, President and
                                   Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 29th day of March 1999.


     Signature                                Title
     ---------                                -----
     /s/ CHARLES A. ADAMS
     ------------------------------     Chairman of the Board, President and Chief Executive Officer
     Charles A. Adams                   (Principal Executive Officer)

     /s/ GLENMORE JAMES
     -----------------------------      Executive Vice President and Chief Financial Officer
     Glenmore James                     (Principal Financial and Accounting Officer)

     /s/ FREDERICK L. BOWMAN
     -----------------------------      Director
     Frederick L. Bowman

     /s/ ROBERT M. MACTARNAHAN
     -----------------------------      Director
     Robert M. MacTarnahan

     /s/ R. SCOTT MACTARNAHAN
     -----------------------------      Director
     R. Scott MacTarnahan

     /s/  HOWARD M. WALL, JR.
     -----------------------------      Director
     Howard M. Wall, Jr.

                     Report of Independent Public Accountants

To the Board of Directors and Stockholders of Portland Brewing Company:

We have audited the accompanying balance sheets of Portland Brewing Company (an Oregon Corporation) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Portland Brewing Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                   Arthur Andersen LLP

Portland, Oregon
March 4, 1999

                            PORTLAND BREWING COMPANY
                                 BALANCE SHEETS

                                     ASSETS

                                                                                                  December 31,
                                                                                                  ------------
                                                                                             1998              1997
                                                                                          ----------        -----------
CURRENT ASSETS:
  Cash                                                                                   $    52,532        $    52,719
  Accounts receivable, net of allowance of $0 (1998), $15,852 (1997)                         765,997            652,530
  Inventories                                                                                554,864            683,733
  Prepaid assets                                                                             266,452            201,541
                                                                                      ---------------   ----------------
          Total current assets                                                             1,639,845          1,590,523

Property and equipment, net                                                                7,249,791          8,694,106
Other assets, net                                                                            113,933            241,515
                                                                                      ---------------   ----------------
          Total assets                                                                   $ 9,003,569        $10,526,144
                                                                                      ---------------   ----------------
                                                                                      ---------------   ----------------
                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                                        $   879,265        $ 1,094,201
 Customer deposits held                                                                      133,464            165,203
 Accrued payroll                                                                             134,247            109,979
 Other accrued liabilities                                                                    70,052             51,867
 Line of credit                                                                              323,626            203,000
 Current portion of long-term debt                                                            26,178            381,947
                                                                                      --------------    ---------------
          Total current liabilities                                                        1,566,832          2,006,197

Long-term debt, less current portion                                                         113,334          2,575,777
Stockholder's loans, long-term                                                             2,100,000            400,000

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value, 100,000 shares authorized, no shares issued                      --                 --
  Common stock, no par value, 25,000,000 shares authorized
    shares issued and outstanding: 3,365,267 (1998), 2,074,943 (1997)                      7,115,798          6,715,798
  Stock notes receivable                                                                        (375)              (375)
  Accumulated deficit                                                                     (1,892,020)        (1,171,253)
                                                                                      ---------------   ----------------
          Total stockholders' equity                                                       5,223,403          5,544,170
                                                                                      ---------------   ----------------
          Total liabilities and stockholders' equity                                     $ 9,003,569        $10,526,144
                                                                                      ---------------   ----------------
                                                                                      ---------------   ----------------

       The accompanying notes are an integral part of these statements.

                            PORTLAND BREWING COMPANY
                            STATEMENTS OF OPERATIONS

                                                                  Year Ended December 31,
                                                             --------------------------------
                                                                   1998            1997
                                                               ------------   ------------
Sales                                                          $10,187,554     $11,094,678
Less- excise tax                                                   467,875         508,002
                                                              ------------    ------------
          Net sales                                              9,719,679      10,586,676

Cost of sales                                                    7,327,639       7,542,398
                                                              ------------    ------------
Gross profit                                                     2,392,040       3,044,278

General and administrative expenses                              1,331,730       1,419,483
Sales and marketing expenses                                     2,099,163       2,425,791
Loss on disposition of assets                                      406,807              --
                                                              ------------    ------------
Loss from operations                                            (1,445,660)       (800,996)

Other expense, net
  Interest expense                                                 289,182         290,858
  Other expense, net                                               186,204         129,408
                                                              ------------    ------------
          Total other expense, net                                 475,386         420,266
                                                              ------------    ------------
Net loss before income taxes                                    (1,921,046)     (1,221,262)

Provision for income taxes                                              --          76,332
                                                              ------------    ------------
Net loss before extraordinary item                              (1,921,046)     (1,297,594)

Extraordinary item - gain on debt restructuring (Note 4 )        1,200,279              --
                                                              ------------    ------------
          Net loss                                             $  (720,767)    $(1,297,594)
                                                              ------------    ------------
                                                              ------------    ------------
Basic and diluted net loss per share                           $     (0.29)    $     (0.63)
                                                              ------------    ------------
                                                              ------------    ------------
Shares used in per share calculations                             2,505,051       2,074,943
                                                              ------------    ------------
                                                              ------------    ------------

       The accompanying notes are an integral part of these statements.

                            PORTLAND BREWING COMPANY
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                Common Stock                           Retained
                                             -------------------      Stock Notes      Earnings
                                           Shares        Amount       Receivable       (Deficit)         Total
                                       ------------  -------------    -----------   --------------   --------------
December 31, 1996                         2,074,943    $6,715,798       $(2,524)      $   126,341      $ 6,839,615

Repayment of stock notes
      receivable                             --            --             2,149            --                2,149

Net loss                                     --            --            --            (1,297,594)      (1,297,594)
                                       ------------  -------------    ----------    --------------   --------------
December 31, 1997                         2,074,943     6,715,798          (375)       (1,171,253)       5,544,170

Conversion of stockholder
  loans to common stock                   1,290,324       400,000        --                --              400,000

Net loss                                     --            --            --              (720,767)        (720,767)
                                       ------------  -------------    ----------    --------------   --------------
December 31, 1998                         3,365,267    $7,115,798       $  (375)      $(1,892,020)     $ 5,223,403
                                       ------------  -------------    ----------    --------------   --------------
                                       ------------  -------------    ----------    --------------   --------------

      The accompanying notes are an integral part of these statements.

                            PORTLAND BREWING COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                              Year Ended December 31,
                                                                         -------------------------------
                                                                             1998              1997
                                                                         ------------      ------------
Cash flows relating to operating activities:
  Net loss                                                               $  (720,767)      $(1,297,594)
  Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities-
      Depreciation                                                         1,009,037         1,060,814
      Amortization                                                           158,655           177,110
      Change in net deferred income taxes                                       --             107,260
      Loss on disposition of assets                                          406,807            33,595
      Extraordinary item (Note 4)                                         (1,200,279)
      (Increase) decrease in:
        Accounts receivable, net                                            (113,467)          135,400
        Inventories                                                           83,041           (53,063)
        Prepaid assets                                                       (64,911)          129,755
        Income tax receivable                                                   --              79,970
      (Decrease) increase in:
        Accounts payable                                                     (93,914)           85,567
        Customer deposits held                                               (31,739)          (44,902)
        Accrued payroll and other accrued liabilities                         42,453            10,955
                                                                         ------------      ------------
          Net cash (used in) provided by operating activities               (525,084)          424,867
                                                                         ------------      ------------
Cash flows relating to investing activities:
  Purchase of property and equipment                                        (154,180)         (517,967)
  Proceeds from sale of property and equipment                               232,031           277,740
  Changes in other assets                                                    (34,625)         (138,465)
                                                                         ------------      ------------
        Net cash provided by (used in) investing activities                   43,226          (378,692)
                                                                         ------------      ------------
Cash flows relating to financing activities:
  Net borrowings (repayments) under line of credit                           420,781           (97,000)
  Issuance of notes payable to distributors                                  170,353              --
  Proceeds from issuance of long-term debt                                      --           5,076,658
  Repayments of long term debt                                            (2,209,463)       (5,424,317)
  Proceeds from stockholders' loans                                        2,100,000           400,000
  Payments of stock notes receivable                                            --               2,149
                                                                         ------------      ------------
        Net cash provided by (used in) financing activities                  481,671           (42,510)
                                                                         ------------      ------------
Net (decrease) increase in cash                                                 (187)            3,665
                                                                         ------------      ------------
Cash, beginning of period                                                     52,719            49,054
                                                                         ------------      ------------
Cash, end of period                                                      $    52,532       $    52,719
                                                                         ------------      ------------
                                                                         ------------      ------------
Noncash transactions:
   Conversion of stockholder loans to common stock                       $   400,000       $      --
   Reclassification of other assets to property and equipment                 49,380              --

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest, (net of
    capitalization in 1997)                                              $   289,182       $   265,407

          The accompanying notes are an integral part of these statements.

                            PORTLAND BREWING COMPANY
                         NOTES TO FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS:

Portland Brewing Company ("the Company") was incorporated in Oregon on November 14, 1983. The Company opened its first brewery in January 1986 at 1339 NW Flanders Street in Portland, Oregon which operated until November 1998, when the Company sold the Flanders Street facility (See Note 3). The Company continues to operate a brewery at 2730 NW 31st Avenue in Portland, Oregon, which has a capacity of approximately 135,000 barrels of ale per year, and includes a restaurant, The Taproom, open to the public.

The Company experienced significant operating losses during the years ended December 31, 1998 and 1997, and has continued to incur losses in the first quarter of 1999. Operating results have and may continue to fluctuate as a result of many factors including lower sales volumes and selling prices, increased depreciation and other fixed operating costs as a percent of sales during periods when the Company's brewery is at less than full capacity, changes in product mix, increased selling and marketing costs incurred as the Company protects its business in existing markets and increased transportation costs as it develops business in new geographic markets.

The Company's working capital requirements over the next year are expected to be met from cash flow through operations, funds available under the Company's revolving line and, if appropriate and available, additional equity offerings and/or borrowings from other lenders. There can be no assurance the Company will be able to raise additional funds through equity offerings or additional borrowings. The Company's $2.1 million term loan is due on January 31, 2000. The Company expects to place the debt permanently with a financial institution in 1999 or pay off the debt through the raising of additional capital. However, there can be no assurance that the Company will be able to obtain permanent financing from a financial institution or that the Company will be able to raise additional capital on commercially reasonable terms or at all.

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

INVENTORIES

Inventories are stated at the lower of average cost, which approximates the first-in, first-out (FIFO) method, or market and include materials, labor and manufacturing overhead. Inventories consist of the following:

                                                     December 31,
                                         ---------------------------------
                                               1998                   1997
                                         -----------           -----------
           Raw materials                   $176,288               $128,561
           Work-in-process                  164,428                236,710
           Finished goods                   138,357                148,028
           Merchandise                       49,685                 80,720
           Kegs, inventory value             26,106                 89,714
                                         -----------           -----------
                                           $554,864               $683,733
                                         -----------           -----------
                                         -----------           -----------

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Interest costs related to the construction of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives. The Company capitalized net interest costs of approximately $0 and $16,000 in 1998 and 1997, respectively.

Property and equipment consists of the following:

                                                                                December 31,
                                                                    --------------------------------
                                                                            1998              1997
                                                                            ----              ----
Brewing plant and equipment                                          $ 7,456,273       $ 7,721,477
Office and laboratory equipment and vehicles                             639,406           647,586
Kegs                                                                     813,956           975,287
Construction in progress                                                  63,170           103,243
Leasehold improvements                                                 1,753,415         2,294,131
                                                                   --------------    --------------
           Total property and equipment                               10,726,220        11,741,724
  Less- Accumulated depreciation                                      (3,476,429)       (3,047,618)
                                                                   --------------    --------------
                                                                     $ 7,249,791       $ 8,694,106
                                                                   --------------    --------------
                                                                   --------------    --------------

Property and equipment is depreciated using the straight-line method over estimated useful lives as follows:

                                                                      Years
                                                                      -----
           Brewing plant and equipment                                10-20
           Office and laboratory equipment and vehicles                5-10
           Leasehold improvements                                      5-15
           Kegs                                                         5

PACKAGE DESIGN

Package design costs, which include costs related to design, plates and dyes, are amortized on a straight-line basis over three years. Package design costs, net of accumulated amortization were $99,985 and $180,597 at December 31, 1998 and 1997, respectively. Amortization expense related to package design costs, which is included in selling and marketing expense, was $113,237 and $113,834 in 1998 and 1997, respectively.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws and tax rates. Deferred income tax expenses or credits are based on the changes in the financial statement basis versus the tax basis in the Company's assets or liabilities from period to period. See Note 7.

NET LOSS PER SHARE

The Company has adopted Financial Accounting Standards Board Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share for all periods presented is the same as basic net loss per share since all potential dilutive securities are excluded because they are antidilutive.

The dilutive effect of stock options outstanding for the purchase of 144,525 and 160,500 shares at December 31, 1998 and 1997, respectively, and warrants for the purchase of 87,697.5 shares at December 31, 1998 and 1997 were not included in loss per share calculations, because to do so would have been anti-dilutive.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Total advertising expense was $350,843 and $241,304 in 1998 and 1997, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

All current assets and liabilities are carried at cost, which approximates fair value because of the short-term nature of those instruments. The recorded amounts of the Company's long-term debt also approximate fair value, as estimated using discounted cash flow analysis.

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of trade accounts receivable. For the periods ended December 31, 1998 and 1997, 40% percent and 29%, respectively, of net sales were through a single distributor. At December 31, 1998, 45% and 19% of total accounts receivable, respectively, was attributable to two distributors. At December 31, 1997, 59% of total accounts receivable was attributable to a single distributor.

IMPAIRMENT OF LONG-LIVED ASSETS

SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", establishes criteria for and requires recognition of impairment losses on long-lived assets and prescribes the accounting for long-lived assets that are expected to be disposed of in future periods. The Company's long-lived assets are reviewed for impairment when circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, a loss is recognized. As of December 31, 1998, there was no impairment of long-lived assets.

COMPREHENSIVE INCOME (LOSS)

On January 1, 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes requirements for disclosure of comprehensive income (loss). The objective of SFAS 130 is to report a measure of all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income
(loss) is the total of net income (loss) and all other non-owner changes in equity. Comprehensive loss did not differ from reported net loss in the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company's management has studied the implications of SFAS 133 and based on the initial evaluation, expects the adoption to have no impact on the Company's financial condition or results of operations.

3. LOSS ON DISPOSITION OF ASSETS

Results of operations for 1998 include a charge of $402,712 associated with a plan designed to reduce costs and improve operational efficiencies. The non-cash charge included the write-down of machinery and equipment used in the Company's Flander's BrewPub to fair market value. In November 1998, these assets were sold at market value. The Company plans to focus on its core business of manufacturing and distributing beer to wholesalers.

4. EXTRAORDINARY ITEM:

In 1998, the Company recorded an extraordinary gain of $1,200,279 related to a debt restructuring. The Company was relieved of $1,079,257 of debt and accrued interest originated by Bank of America, NT & SA ("B of A") and $272,915 of trade accounts payable. The gain was offset by professional fees related to the restructuring of $151,893. (See Note 5)

5. LONG-TERM DEBT AND LINE OF CREDIT

Of the $1,200,279 extraordinary gain recorded in 1998; $1,079,257 was debt and accrued interest forgiven by the MacTarnahan Limited Partnership (a related party) from its purchase of the Company's debt with a bank. (See Note
4) In connection with the troubled debt restructuring, the MacTarnahan Limited Partnership purchased approximately $3.1 million of secured Company debt held by B of A. The $3.1 million bank debt plus accrued interest and other related charges was settled by the MacTarnahan Limited Partnership which in turn resulted in a net loan payable from the Company to the MacTarnahan Limited Partnership of $2.1 million. This $2,100,000 term loan, due on January 31, 2000 is secured by receivables, inventory and equipment of the Company, and bears interest at a per annum rate equal to the prime lending rate of the Bank of the Northwest plus 1%. (8.75% at December 31, 1998) The Company expects to place the debt permanently with a financial institution in 1999 or pay off the debt through the raising of additional capital. The Company also relies on trade creditors for working capital.

In 1998, the Company offered certain of its trade creditors the option of receiving a discounted amount of cash immediately or the entire amount owed to them to be paid over a five-year period. As a result, the Company issued notes in the aggregate principal amount of $148,065 to trade creditors. The notes bear interest at 6% per annum and mature on September 1, 2003. Payments under the notes are due in equal monthly payment of principal and interest.

In September 1998, the Company entered into a $600,000 revolving line of credit with a bank which provides for a fixed interest rate of 7.99% and matures on August 20, 1999. At December 31 1998, there was $323,626 outstanding under the line of credit. The revolving line of credit is guaranteed by Harmer Mill & Logging Supply Co., a related party, and is secured by a certificate of deposit in the amount of $600,000 for which Harmer will receive an accommodation fee in an amount equal to 1% per year on the outstanding principal loan balance on the revolving line of credit.

Principal payment requirements on long-term debt are as follows for the years ending December 31:

                             1999      $     26,179
                             2000         2,128,353
                             2001            30,102
                             2002            31,959
                             2003            22,919
                                       ------------
                                         $2,239,512
                                       ------------
                                       ------------

6.  LEASES:

The following is a schedule of minimum future lease payments for the years ending December 31:

                         1999                 $  341,222
                         2000                    305,712
                         2001                    305,712
                         2002                    305,712
                         2003                    298,872
                      Thereafter               1,344,924
                                             -----------
             Total minimum lease payments     $2,902,154
                                             -----------
                                             -----------

Rent expense incurred on operating leases was $362,083 and $407,737 in 1998 and 1997, respectively.

7.  INCOME TAXES:

The Company is in a net deferred tax asset position and has generated net operating losses to date. Accordingly, no provision for or benefit from income taxes has been recorded in the accompanying statements of operations for 1998. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized. The Company has a pretax net operating loss carryforward of approximately $3.2 million which is available to offset future taxable income, if any, expiring through the year 2013.

The components of the net deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                         December 31,
                                                -----------------------------
                                                      1998              1997
                                                      ----              ----
Deferred tax assets, current-
  Basis difference in inventory                 $   27,507        $   40,765
  Other                                             27,495            28,266
                                               -----------       -----------
     Total current deferred tax assets          $   55,002        $   69,031
                                               -----------       -----------
Deferred tax assets, long-term-
  Net operating loss carryforwards              $1,391,836        $1,017,013
  Tax credits                                      115,022           115,022
                                               -----------       -----------
     Total long-term deferred tax assets         1,506,858         1,132,035

Deferred tax liabilities-
  Basis difference in property, plant
    and equipment                                  (603,545)        (542,070)
                                               ------------       -----------
     Net long-term deferred tax assets              903,313          589,965
                                               ------------       -----------
Net deferred tax assets                             958,315          658,996
 Less: valuation allowance                         (958,315)        (658,996)
                                               ------------       -----------
Net deferred taxes                              $      --         $     --
                                               ------------       -----------
                                               ------------       -----------

In 1997, the provision for income taxes was as follows:

                      Current             $ (30,928)
                      Deferred              107,260
                                         ----------
                                          $  76,332
                                         ----------
                                         ----------

8.  RELATED PARTY TRANSACTIONS:

LEASE AGREEMENT WITH PORTLAND BREWING BUILDING, LLC

The Company leases the property at 2730 NW 31st Avenue in Portland, Oregon from Portland Brewing Building, L.L.C., which is an entity controlled by an officer and director and two other directors of the Company. The monthly rent is $24,906 plus property taxes, insurance and maintenance, with an adjustment for inflation or changes in fair market rental value on July 1, 1998 and July 1, 2003. The increased rental adjustment was determined subsequent to July 1, 1998, resulting in a $17,076 charge which will be paid by the Company in twelve monthly installments beginning February 1, 1999. In December 1997, in connection with the issuance of $400,000 of Notes, the lease payments were reduced by $5,000 for each of the months of January through July 1998, and by $3,060 for each of the months of August and September. The lease expires in August 2008. In connection with the original negotiation of the lease in 1992, the Company granted the lessors a warrant to purchase 87,697.5 shares of Common Stock. The warrants are exercisable at any time through December 31, 2002, at an exercise price of $3.333 per share.

LEASE AGREEMENT WITH L & L LAND CO.

In 1995 the Company entered into a sublease for a portion of the building adjacent to the main brewery with the current lessee, Power Transmission Products, Inc. An option agreement was entered into with the owner of the building, L & L Land Co., which entitled the Company to an option to purchase the building for $1,100,000 plus an amount paid for improvements to the building consisting of a shipping dock. The option agreement expired on December 31, 1998. The Company is currently negotiating to lease the entire adjacent building and then sublease a portion of it. If the negotiations are successful and certain conditions are met, L & L Land Co. has agreed to reimburse the Company $280,000 for its costs in constructing the shipping dock.

The Company believes that the terms and conditions of its leases are fair and reasonable and are no less favorable to the Company than could be obtained from unaffiliated parties.

LICENSE AGREEMENT

The Company entered into a license agreement with one of its board members to utilize his name and likeness. The amount of the royalty owed is $1 per barrel of MacTarnahan's Amber Ale sold. Royalties paid under the license agreement for 1998 and 1997 were $24,426 and $23,450, respectively, based on the sale of 24,426 and 23,450 barrels, respectively, of MacTarnahan's Amber Ale during the same periods.

See also Notes 4 and 5.

9.  STOCK-BASED COMPENSATION PLANS:

INCENTIVE STOCK OPTION PLAN

The Company's Incentive Stock Option Plan ("ISOP") is administered by the Board of Directors and provides for grants of options to acquire shares of the Company's common stock, subject to the limitations set forth in the ISOP. The number of stock options available for grant under the ISOP is 400,000. Pursuant to the ISOP, the Board of Directors has the authority to set the terms and conditions of the options granted, but cannot set the option exercise price at less than 100 percent of the fair market value of the subject shares of common stock at the time the option is granted. Options generally vest quarterly over a 12- to 60-month period.

Activity under the ISOP is summarized as follows:

                                           Shares Subject       Exercise Price
                                            to Options             Per Share
                                            ----------          --------------

Balances, December 31, 1996                   140,500             $3.33-$7.00
Options granted                                47,350                 $7.00
Options exercised                                --                     --
Options canceled                              (48,350)            $3.33-$7.00
                                             ---------           ------------
Balances, December 31, 1997                   139,500             $3.33-$7.00
Options granted                                  --                     --
Options exercised                                --                     --
Options canceled                              (15,975)                $7.00
                                             ---------           ------------
Balances, December 31, 1998                   123,525             $3.33-$7.00
                                             ---------           ------------
                                             ---------           ------------

NONQUALIFIED STOCK OPTION PLAN

In August 1994, the Board of Directors approved a Nonqualified Stock Option Plan ("NQSOP"). The NQSOP provides for the issuance of 45,000 stock options to employees, nonemployee members of the Board of Directors, consultants and other independent contractors who provide valuable service to the Company, at a minimum of 85 percent of fair market value and have a term of 10 years. At December 31, 1998 and 1997, options to purchase 21,000 shares at $5.33 were outstanding and exercisable.

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

The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted using the Black-Scholes option-pricing model as prescribed by SFAS 123. No options were granted in 1998. Options granted in 1997 were valued using the following weighted average assumptions.

                                             1997
                                             -----
               Risk-free interest rate       6.25%
               Expected dividend yield       0   %
               Expected lives                6 years
               Expected volatility           68  %

The total value of options granted during 1997 was computed as approximately $167,000 and is being amortized on a pro forma basis over the respective vesting period of the options (two to five years). The weighted average fair value of options granted during 1997 was $3.85 per share. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's pro forma net loss and pro forma net loss per share for the years ended December 31, 1998 and 1997 would have been as follows:

                                             As Reported                    Pro Forma
                                             -----------                    ---------
1998
Net loss                                 $       (720,767)           $      (834,489)
Net loss per share                       $          (0.29)           $         (0.33)

1997
Net loss                                 $     (1,297,594)           $    (1,412,888)
Net loss per share                       $          (0.63)           $         (0.68)

The effect of applying SFAS 123 in this pro forma disclosure is not indicative of future results. SFAS 123 does not apply to awards prior to January 1, 1995. Additional awards are anticipated in future years.

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

                        Options Outstanding                                        Options Exercisable
--------------------------------------------------------------------         --------------------------------
                                          Weighted
                           Number          Average       Weighted                 Number         Weighted
                       Outstanding at     Remaining      Average              Exercisable at      Average
                        December 31,     Contractual     Exercise              December 31,      Exercise
   Exercise Price           1998        Life (Years)      Price                    1998            Price
                            ----        ------------      -----                    ----            -----
   $2.80 - $3.50            1,500            4.5          $3.33                    1,500           $3.33
   $4.90 - $5.60           43,500            4.8           5.33                   39,000            5.33
   $5.60 - $6.30           36,000            5.9           5.87                   36,000            5.87
   $6.30 - $7.00           63,525            7.6           7.00                   32,975            7.00
                         ---------                                              ---------
       Totals             144,525                                                109,475
                         ---------                                              ---------
                         ---------                                              ---------

CASH INCENTIVE PLAN

The Company may award its officers and employees, under its Restated Cash Incentive Plan ("the Plan"), bonuses in an amount up to 10% of net operating profits before taxes. Awards under the Plan will be allocated among the officers and employees in accordance with the provisions of the Plan at the discretion of the Board of Directors. No amounts were awarded in 1998 or 1997 under the Plan.

10. SEGMENT INFORMATION

In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information, ("SFAS 131") which establishes new standards for defining and reporting information about a Company's segments. It requires that the information be reported about the segments of the Company for which separate financial information is available and for which operating results are regularly evaluated by executive management to make decisions about resources to be allocated to each segment and to assess performance. Management evaluates segment performance based on segment operating (loss) income.

The Company is organized into two product-based segments, its brewery operations and its restaurant operations. The Company's brewery segment brews and sells specialty beer in its Portland, Oregon brewery which is sold to distributors and retail customers. The Company's restaurant segment consisted of two restaurants in 1997 and until November 1998, when one of the Company's restaurants was sold. (See Note 3) The Company's remaining restaurant, which adjoins its brewery, sells the Company's specialty beers along with lunch and dinner.

All revenues are attributable to, and all long-lived assets are located in the United States, the Company's country of domicile. The basis of accounting for transactions between segments is based on the fair market value of the respective goods or services. Interest expense is considered a corporate expense and is not allocated to the two segments. In 1998, the extraordinary item (gain on debt restructuring) is also considered a corporate expense and is not allocated to the two segments.

                                                             Year Ended December 31,
                                                      --------------------------------------
                                                            1998                 1997
                                                      -----------------    -----------------
NET SALES:
  Brewery                                             $      7,743,255     $      8,345,969
  Restaurant(s)                                              2,344,708            2,680,179
                                                          -------------       --------------
    Subtotal                                                10,087,963           11,026,148
Less: intersegment sales                                      (368,284)            (439,472)
                                                          -------------       --------------
  Total net sales                                     $      9,719,679     $     10,586,676
                                                          -------------       --------------
                                                          -------------       --------------
GROSS PROFIT:
  Brewery                                             $      2,192,138     $      2,723,882
  Restaurant(s)                                                393,976              542,322
                                                          -------------       --------------
Subtotal                                                     2,586,114            3,266,204
   Intersegment loss                                          (194,074)            (221,926)
                                                          -------------       --------------
Total gross profit                                    $      2,392,040     $      3,044,278
                                                          -------------       --------------
                                                          -------------       --------------
DEPRECIATION AND AMORTIZATION EXPENSE:
  Brewery                                             $        802,948     $        824,549
  Restaurant(s)                                                150,651              166,947
  Unallocated corporate amounts                                214,091              246,428
                                                          -------------       --------------
Total depreciation and amortization expense           $      1,167,690     $      1,237,924
                                                          -------------       --------------
                                                          -------------       --------------
CAPITAL EXPENDITURES:
  Brewery                                             $        206,839     $        445,675
  Restaurant(s)                                                  3,044               57,211
  Unallocated corporate amounts                                 13,776               14,811
                                                          -------------       --------------
Total capital expenditures                            $        223,659     $        517,697
                                                          -------------       --------------
                                                          -------------       --------------
TOTAL ASSETS:
  Brewery                                             $      7,954,706     $      8,688,837
  Restaurant(s)                                                667,931            1,391,246
  Unallocated corporate amounts                                380,932              446,061
                                                          -------------       --------------
Total assets                                          $      9,003,569     $     10,526,144
                                                          -------------       --------------
                                                          -------------       --------------

11. COMMITMENTS AND CONTINGENCIES

The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company believes it is not presently a party to any litigation, the outcome of which would have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

12. SUBSEQUENT EVENT

On March 1, 1999, two shareholders of the Company purchased 2,885 shares each of the Company's Series A Convertible Redeemable Preferred Stock ("Series A") for $52 per share, resulting in aggregate proceeds to the Company of $300,040.

Each share of Series A is convertible on February 25, 2004, into fully paid and non-assessable shares of Common Stock at a rate of 100 shares of Common Stock for each share of Series A. The conversion ratio, which is currently 100 to 1, is subject to adjustment in the event of stock splits or stock dividends. Unless converted, the Company must redeem the Series A shares on February 25, 2004, at $52 per share plus any declared but unpaid dividends, in cash or in 24 equal monthly payments bearing interest at 12% per annum. Each shareholder of Series A is entitled to the number of votes equal to the number of shares of Common Stock into which the Series A shares can be converted and the Series A shares are entitled to vote as a separate class. Each shareholder of Series A is entitled to receive cumulative dividends at the rate of 8% per annum, when and if declared by the Board of Directors, prior to payment of dividends on Common Stock. No dividends have been declared to date. In the event of any liquidation or dissolution of the Company, either voluntary or involuntary, each shareholder of Series A shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds to the holders of Common Stock, an amount equal to $52.00 per share for each share of Series A and, in addition, an amount equal to all declared but unpaid dividends on Series A.