Form 10QSB
period 1999-03-31
PORTLAND BREWING CO /OR/
filed 1999-05-13
CIK 943658

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 1O-QSB



/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the quarterly period ended March 31, 1999

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the transition period from ________ to ________

                        Commission File Number : 0-25836



                            PORTLAND BREWING COMPANY
        (Exact name of small business issuer as specified in its charter)


             Oregon                                              93-0865997
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


                               2730 NW 31st Avenue
                             Portland, Oregon 97210
              (Address of principal executive offices and zip code)
                                 (503) 226-7623
                 (Issuer's telephone number including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /


The number of shares outstanding of the Registrant's Common Stock as of April 30, 1999 was 3,365,267 shares.


Transitional Small Business Disclosure Format (check one):  Yes /X/    No / /

                            PORTLAND BREWING COMPANY
                                   FORM 10-QSB
                                      INDEX

PART I    FINANCIAL INFORMATION                                             Page

         Item 1.  Financial Statements

                  Balance Sheets -March 31, 1999
                  and December 31, 1998                                       2

                  Statements of Operations -Three Months
                  Ended March 31, 1999 and 1998                               3

                  Statements of Cash Flows - Three Months
                  Ended March 31, 1999 and 1998                               4

                  Notes to Financial Statements                               5

         Item 2.  Management's Discussion and Analysis or Plan of Operation   7


PART II    OTHER INFORMATION

         Item 2.   Changes in Securities and Use of Proceeds                 10

         Item 6.  Exhibits and Reports on Form 8-K                           10

                            PORTLAND BREWING COMPANY
                                 BALANCE SHEETS

                                                                           March 31,            December 31,
                                                                             1999                   1998
                                                                          (Unaudited)
                                                                        ----------------      ----------------
ASSETS

CURRENT
ASSETS:
  Cash                                                                  $        10,079       $        52,532
  Accounts receivable                                                           553,140               765,997
  Inventories                                                                   594,852               554,864
  Prepaid assets                                                                185,077               266,452
                                                                           -------------         -------------
          Total current assets                                                1,343,148             1,639,845

Property and equipment, net                                                   7,340,270             7,249,791
Other assets, net                                                               114,481               113,933
                                                                           =============         =============
          Total assets                                                  $     8,797,899       $     9,003,569
                                                                           =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                       $       829,317       $       879,265
 Customer deposits held                                                         137,516               133,464
 Accrued payroll                                                                170,300               134,247
 Other accrued liabilities                                                       63,496                70,052
 Line of credit                                                                 163,011               323,626
 Current portion of long-term debt                                               26,178                26,178
                                                                           -------------         -------------
          Total current liabilities                                           1,389,818             1,566,832

Long-term debt, less current portion                                            104,746               113,334
Stockholder's loans, long-term                                                2,100,000             2,100,000

Series A Redeemable Convertible Preferred Stock, $52 par value,
    10,000 shares authorized,  shares issued and outstanding: 5,770,
    liquidation preference of $300,040                                          300,040                     -

STOCKHOLDERS' EQUITY:
  Common stock, no par value, 25,000,000 shares authorized, shares
     issued and outstanding: 3,365,267 (1999), 3,365,267 (1998)               7,115,798             7,115,798
  Stock notes receivable                                                           (375)                 (375)
  Accumulated deficit                                                        (2,212,128)           (1,892,020)
                                                                           -------------         -------------
          Total stockholders' equity                                          4,903,295             5,223,403
                                                                           =============         =============
          Total liabilities and stockholders' equity                    $     8,797,899       $     9,003,569
                                                                           =============         =============


        The accompanying notes are an integral part of these statements.

                            PORTLAND BREWING COMPANY
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Three Months Ended March 31,
                                                                 -----------------------------------
                                                                      1999                1998
                                                                 ---------------     ---------------
Sales                                                            $    2,256,926      $    2,244,400
Less- excise tax                                                        111,338              95,142
                                                                    ------------        ------------
          Net sales                                                   2,145,588           2,149,258

Cost of sales                                                         1,595,246           1,687,454
                                                                    ------------        ------------

Gross profit                                                            550,342             461,804

General and administrative expenses                                     314,098             309,378
Sales and marketing expenses                                            497,816             496,117
                                                                    ------------        ------------

Loss from operations                                                   (261,572)           (343,691)

  Interest expense                                                       51,340              83,765
  Other expense, net                                                      7,196             154,851
                                                                    ------------        ------------
          Total other expense, net                                       58,536             238,616

          Net loss                                               $     (320,108)    $      (582,307)
                                                                    ============        ============


Basic and diluted net loss per share                             $        (0.10)    $         (0.28)
                                                                    ============        ============

Shares used in per share calculations                                 3,365,267           2,074,943
                                                                    ============        ============


        The accompanying notes are an integral part of these statements.

                            PORTLAND BREWING COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Three Months Ended March 31,
                                                                           ----------------------------------
                                                                               1999                1998
                                                                           --------------      --------------
Cash flows relating to operating activities:
  Net loss                                                                 $     (320,108)     $     (582,307)
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation                                                                232,807             259,609
      Amortization                                                                 32,165              45,300
      Loss (gain) on sale of assets                                                  (300)             (2,151)
      (Increase) decrease in:
        Accounts receivable, net                                                  212,857             (71,910)
        Inventories                                                               (51,445)            (22,252)
        Prepaid assets                                                             81,375             (50,962)
      (Decrease) increase in:
        Accounts payable                                                          (49,948)             87,596
        Customer deposits held                                                      4,052              71,676
        Accrued payroll and other accrued liabilities                              29,497              (7,268)
                                                                              ------------        ------------
          Net cash provided by (used in) operating activities                     170,952            (272,669)

Cash flows relating to investing activities:
  Purchase of property and equipment                                             (323,286)            (54,052)
  Proceeds from sale of property and equipment                                        300               2,283
  Changes in other assets                                                         (21,256)             (5,252)
                                                                              ------------        ------------
        Net cash used in investing activities                                    (344,242)            (57,021)

Cash flows relating to financing activities:
  Net borrowings (repayments) under line of credit                               (160,615)            247,000
  Issuance of notes payable to distributors                                             -              97,698
  Issuance of preferred stock                                                     300,040                   -
  Repayments of long term debt                                                     (8,588)             (4,162)
                                                                              ------------        ------------
        Net cash provided by financing activities                                 130,837             340,536

Net (decrease) increase in cash                                                   (42,453)             10,846

Cash, beginning of period                                                          52,532              52,719
                                                                              ============        ============
Cash, end of period                                                        $       10,079      $       63,565
                                                                              ============        ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                       51,340              83,765


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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998. This quarterly report should be read in conjunction with such Annual Report.

Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1999, or any portion thereof.


2.   COMPREHENSIVE LOSS

The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes requirements for disclosure of comprehensive income (loss). Comprehensive loss did not differ from reported net loss in the periods presented.

3.   NET LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share for all periods presented is the same as basic net loss per share since all potential dilutive securities are excluded because they are antidilutive.

The dilutive effect of stock options outstanding for the purchase of 143,975 and 148,550 shares at March 31, 1999 and 1998, respectively, and warrants outstanding for the purchase of 87,697.5 shares at March 31, 1999 and 1998 were not included in loss per share calculations, because to do so would have been antidilutive.

4.   INVENTORIES

Inventories are stated at the lower of average cost, which approximates the first-in, first-out (FIFO) method, or market and include materials, labor and manufacturing overhead. Inventories consist of the following:

                                           March 31,              Dec. 31,
                                              1999                  1998
                                          -------------     --- -------------
Raw materials                          $       190,553       $       176,288
Work-in-process                                179,600               164,428
Finished goods                                 154,941               138,357
Merchandise                                     55,109                49,685
Kegs, inventory value                           14,649                26,106
                                          =============         =============
                                       $       594,852       $       554,864
                                          =============         =============


5.   SEGMENT INFORMATION

The Company is organized into two product-based segments, its brewery operations and its restaurant operations. The Company's brewery segment brews and sells specialty beer in its Portland, Oregon brewery which is sold to distributors and retail customers. The Company's restaurant segment consisted of two restaurants until November 1998, when one of the restaurants was closed. Management evaluates segment performance based on segment gross profit.

All revenues are attributable to, and all long-lived assets are located in the United States, the Company's country of domicile. The basis of accounting for transactions between segments is based on the fair market value of the respective goods or services. In the three months ended March 31, 1999, two distributors represented 38% percent and 17%, respectively, of net sales. In the three months ended March 31, 1998, two distributors represented 39% percent and 10%, respectively, of net sales.

                                                           Three months ended March 31,
                                                       --------------------------------------
                                                             1999                 1998
                                                       -----------------     ----------------
Net Sales:
  Brewery                                              $      1,867,083     $     1,652,138
  Restaurant(s)                                                 341,844             582,614
                                                           -------------       -------------
    Subtotal                                                  2,208,927           2,234,752
Less: intersegment sales                                        (63,339)            (85,494)
                                                           -------------       -------------
  Total net sales                                      $      2,145,588     $     2,149,258
                                                           =============       =============

Gross Profit:
  Brewery                                              $        523,716     $       409,937
  Restaurant(s)                                                  55,525              89,295
                                                           -------------       -------------
Subtotal                                                        579,241             499,232
   Intersegment loss                                            (28,899)            (37,428)
                                                           =============       =============
Total gross profit                                     $        550,342     $       461,804
                                                           =============       =============

6.   SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

On March 1, 1999, the Company sold 5,770 shares of its Series A Redeemable Convertible Preferred Stock ("Series A") for $52 per share, resulting in aggregate proceeds of $300,040. Because the redemption of the Series A is outside the control of the Company, the Series A was not classified as stockholders' equity at March 31, 1999. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources" for additional information.


ITEM 2.  MANAGEMENT'S DISCUSSION ANALYSIS OR PLAN OF OPERATION

Certain statements in the Management's Discussion and Analysis or Plan of Operation are forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include general business and economic conditions, competitive products and pricing, fluctuations in demand and availability of financing. See "Liquidity and Capital Resources" below for additional risks and uncertainties.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

Gross sales in the first quarter of 1999 increased 1% to $2,256,926 from $2,244,400 in the first quarter of 1998. Shipments in the first quarter of 1999 were 12,122 barrels, an increase of 11% from 10,966 barrels in the first quarter of 1998. The first quarter of 1998 included sales at the Company's Flanders Street BrewPub which was closed in November 1998.

Gross profit increased 19% to $550,342 (26% of net sales) in the first quarter of 1999 from $461,804 (22% of net sales) in the first quarter of 1998. The increase in gross profit was a result of higher production volumes in the first quarter of 1999 and the decrease in costs associated with the Company's Flanders Street BrewPub which was closed in November 1998.

General and administrative expenses increased 2% to $314,098 (15% of net sales) in the first quarter of 1999 from $309,378 (14% of net sales) in the first quarter of 1998.

Sales and marketing expenses remained relatively constant at $497,816 (23% of net sales) in the first quarter of 1999 compared to $496,117 (23% of net sales) in the first quarter of 1998.

Interest expense decreased to $51,340 in the first quarter of 1999 from $83,765 in the first quarter of 1998. The decrease was a result of the debt restructuring which occurred in late 1998. See "Liquidity and Capital Resources" below.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital principally to fund its working capital needs. The Company has met its capital requirements through cash flow from operations, bank borrowings, loans from shareholders and the private and public sale of its Common Stock.

Accounts receivable decreased in the first quarter of 1999 as a result of shorter payment terms for the Company's largest customer. The outstanding balance under the line of credit decreased in the first quarter of 1999 as the Company used a portion of the proceeds received from the sale of preferred stock to make payments thereon.

In 1998, the Company recorded an extraordinary gain of $1,200,279 related to a debt restructuring. The Company was relieved of $1,079,257 of debt and accrued interest originated by Bank of America, NT & SA and $272,915 of trade accounts payable. The gain was offset by professional fees related to the restructuring of $151,893. In connection with the debt restructuring, the MacTarnahan Limited Partnership (a related party) purchased approximately $3.1 million of secured Company debt held by Bank of America, NT & SA. The $3.1 million bank debt plus accrued interest and other related charges was settled by the MacTarnahan Limited Partnership which in turn resulted in a net loan payable from the Company to the MacTarnahan Limited Partnership of $2.1 million. The $2.1 million term loan ("Term Loan"), due on January 31, 2000, is secured by receivables, inventory and equipment of the Company. The Term Loan bears interest at a per annum rate equal to the prime lending rate of the Bank of the Northwest plus 1% (8.75% at March 31, 1999). The Company expects to place the debt permanently with a financial institution in 1999 or pay off the debt through the raising of additional capital. There can be no assurance that the Company will be able to obtain permanent financing from a financial institution or that the Company will be able to raise additional capital on commercially reasonable terms or at all. If permanent financing is unavailable during the next 12 months, the MacTarnahan Limited Partnership has committed to extend the due date of the Term Loan until satisfactory permanent financing can be obtained, for the period through April 1, 2000.

In 1998, the Company conducted negotiations with its trade creditors. As a result of such negotiations, the Company was relieved of $272,915 of trade accounts payable and issued notes in the aggregate principal amount of $148,065 to trade creditors, which mature on September 1, 2003 and bear interest at 6% per annum.

The Company has a $600,000 revolving line of credit with a bank which provides for a fixed interest rate of 7.99% ("Revolving Line") which matures on August 20, 1999. At March 31, 1999, $163,011 was outstanding under the Revolving Line. The Revolving Line is guaranteed by Harmer Mill & Logging Supply Co., (a related party) ("Harmer") and is secured by a certificate of deposit in the amount of $600,000 for which Harmer will receive an accommodation fee in an amount equal to 1% per year on the outstanding principal loan balance on the Revolving Line.

On March 1, 1999, Harmer and the Charles A. Adams Family Trust each purchased 2,885 shares of the Company's Series A Preferred Stock ("Series A") for $52 per share, resulting in aggregate proceeds to the Company of $300,040.

Each share of Series A is convertible on February 25, 2004, into fully paid and non-assessable shares of Common Stock at a rate of 100 shares of Common Stock for each share of Series A. The conversion ratio, which is currently 100 to 1, is subject to adjustment in the event of stock splits or stock dividends. Unless converted, the Company must redeem the Series A shares on February 25, 2004, at $52 per share plus any declared but unpaid dividends, in cash or in 24 equal monthly payments bearing interest at 12% per annum. Because the redemption of the Series A is outside the control of the Company, the Series A was not classified as stockholders' equity at March 31, 1999. Each shareholder of Series A is entitled to the number of votes equal to the number of shares of Common Stock into which the Series A shares can be converted and the Series A shares are entitled to vote as a separate class. Each shareholder of Series A is entitled to receive cumulative dividends at the rate of 8% per annum, when and if declared by the Board of Directors, prior to payment of dividends on Common Stock. No dividends have been declared to date. In the event of any liquidation or dissolution of the Company, either voluntary or involuntary, each shareholder of Series A shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds to the holders of Common Stock, an amount equal to $52.00 per share for each share of Series A and, in addition, an amount equal to all declared but unpaid dividends on Series A.

The Company operates in the specialty beer industry. Intense competition and the proliferation of new brands has had and may continue to have an adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to increase its sales volume or be able to maintain its selling prices in existing markets or new markets. The Company experienced significant operating losses during the years ended December 31, 1998 and 1997, and continued to incur losses in the first quarter of 1999. Operating results have and may continue to fluctuate as a result of many factors including lower sales volumes and selling prices, increased depreciation and other fixed operating costs as a percent of sales during periods when the Company's brewery is at less than full capacity, changes in product mix, increased selling and marketing costs incurred as the Company protects its business in existing markets and increased transportation costs as it develops business in new geographic markets.

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

The Company has not evaluated the IT systems and non-IT systems of its outside vendors and customers. The Company plans to contact vendors regarding the Year 2000 issue by the end of the second quarter of 1999.

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

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Sales of Unregistered Securities

On March 1, 1999, Harmer Mill & Logging Supply Co. and the Charles A. Adams Family Trust each purchased 2,885 shares of the Company's Series A Redeemable Convertible Preferred Stock for $52 per share, resulting in aggregate proceeds to the Company of $300,040. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources" for additional information.

The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the "Act") as both of Harmer Mill & Logging Supply Co. and the Charles A. Adams Family Trust are "accredited investors" under the Act and the issuance of the shares did not involve a public offering.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits included herein:

         Exhibit 27           Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of May, 1999.

                                    PORTLAND BREWING COMPANY


     Signature                              Title
     ---------                              -----


     /s/ CHARLES A. ADAMS
     -------------------------------       Chairman of the Board, President and
     Charles A. Adams                      Chief Executive Officer
                                           (Principal Executive Officer)

     /s/ GLENMORE JAMES
     -------------------------------       Executive Vice President and Chief
     Glenmore James                        Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)