Form 10QSB
period 1999-06-30
PORTLAND BREWING CO /OR/
filed 1999-08-10
CIK 943658

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 1O-QSB



         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

         [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________


                        Commission File Number : 0-25836



                            PORTLAND BREWING COMPANY
                            ------------------------
        (Exact name of small business issuer as specified in its charter)


             Oregon                                              93-0865997
---------------------------------                           --------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


                               2730 NW 31st Avenue
                             Portland, Oregon 97210
                             ----------------------
              (Address of principal executive offices and zip code)
                                 (503) 226-7623
                                 --------------
                 (Issuer's telephone number including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                                                 Yes [X]  No [ ]
                                                                    -----

The number of shares outstanding of the Registrant's Common Stock as of July 31, 1999 was 3,365,267 shares.


Transitional Small Business Disclosure Format (check one):  Yes [X]    No [  ]

                            PORTLAND BREWING COMPANY
                                   FORM 10-QSB
                                      INDEX

PART I  FINANCIAL INFORMATION                                              Page
-----------------------------                                              ----

      Item 1. Financial Statements

              Balance Sheets - June 30, 1999 and December 31, 1998         2

              Statements of Operations -Three and Six Months
              Ended June 30, 1999 and 1998                                 3

              Statements of Cash Flows - Three and Six Months
              Ended June 30, 1999 and 1998                                 4

              Notes to Financial Statements                                5

      Item 2. Management's Discussion and Analysis or Plan of Operation    7


PART II  OTHER INFORMATION
--------------------------

      Item 6. Exhibits and Reports on Form 8-K                             10

                            PORTLAND BREWING COMPANY
                                 BALANCE SHEETS



                                                                           June 30,            December 31,
                                                                             1999                  1998
                                                                        ----------------      ----------------
                                                                           (Unaudited)
ASSETS
CURRENT
ASSETS:
  Cash                                                                   $       92,727        $       52,532
  Accounts receivable                                                           858,256               765,997
  Inventories                                                                   633,791               554,864
  Prepaid assets                                                                292,083               266,452
                                                                           -------------         -------------
          Total current assets                                                1,876,857             1,639,845

Property and equipment, net                                                   6,978,129             7,249,791
Other assets, net                                                               150,601               113,933
                                                                           -------------         -------------
          Total assets                                                   $    9,005,587        $    9,003,569
                                                                           =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Line of credit                                                          $      351,867        $      323,626
 Current portion of long-term debt                                               26,178                26,178
 Stockholder term loan (Note 6)                                               2,100,000                     -
 Accounts payable                                                             1,028,687               879,265
 Accrued payroll                                                                150,992               134,247
 Other accrued liabilities                                                       81,517                70,052
 Customer deposits held                                                         132,669               133,464
                                                                           -------------         -------------
          Total current liabilities                                           3,871,910             1,566,832

Long-term debt, less current portion                                             96,159               113,334
Stockholder term loan (Note 6)                                                        -             2,100,000

Series A Redeemable Convertible Preferred Stock, $52 par value,
    10,000 shares authorized,  shares issued and outstanding: 5,770,
    liquidation preference of $300,040                                          300,040                     -

STOCKHOLDERS' EQUITY:
  Common stock, no par value, 25,000,000 shares authorized, shares
     issued and outstanding: 3,365,267                                        7,115,798             7,115,798
  Stock notes receivable                                                           (375)                 (375)
  Accumulated deficit                                                        (2,377,945)           (1,892,020)
                                                                           -------------         -------------
          Total stockholders' equity                                          4,737,478             5,223,403
                                                                           -------------         -------------
          Total liabilities and stockholders' equity                     $    9,005,587        $    9,003,569
                                                                           =============         =============


        The accompanying notes are an integral part of these statements.

                            PORTLAND BREWING COMPANY
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three months ended                      Six months ended
                                                    March 31, 31, 31,                      March 31, 31, 31,
                                                         June 30,                               June 30,
                                             --------------------------------    --------------------------------
                                                  1999              1998              1999              1998
                                             --------------    --------------    --------------    --------------
  Sales                                      $   2,738,340     $   2,720,419     $   4,995,266     $   4,964,819
  Less-excise tax                                  132,505           126,322           243,843           221,464
                                              -------------      ------------     -------------     -------------
    Net sales                                    2,605,835         2,594,097         4,751,423         4,743,355

  Cost of sales                                  1,815,561         1,873,519         3,410,807         3,560,975
                                              -------------      ------------     -------------     -------------

  Gross profit                                     790,274           720,578         1,340,616         1,182,380

  General and administrative expenses              300,633           326,494           614,731           635,872
  Sales and marketing expenses                     581,059           486,245         1,078,875           982,362
                                              -------------      ------------     -------------     -------------

     Loss from operations                          (91,418)          (92,161)         (352,990)         (435,854)

  Interest expense                                 (60,906)          (86,224)         (112,246)         (169,989)
  Other income (expense), net                      (13,492)         (102,817)          (20,689)         (257,665)
                                              -------------      ------------     -------------     -------------
     Total other expense, net                      (74,398)         (189,041)         (132,935)         (427,654)

        Net loss                             $    (165,816)    $    (281,202)    $    (485,925)    $    (863,508)
                                              =============      ============     =============     =============

     Basic and diluted net loss per share    $      (0.05)     $       (0.14)    $       (0.14)    $       (0.42)
                                              =============      ============     =============     =============

     Shares used in per share
        calculations:                            3,365,267         2,074,943         3,365,267         2,074,943
                                              =============      ============     =============     =============














        The accompanying notes are an integral part of these statements.

                            PORTLAND BREWING COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Six Months Ended June 30,
                                                       -----------------------------------
                                                            1999                1998
                                                       --------------      ---------------

Cash flows relating to operating activities:
  Net loss                                             $     (485,925)     $     (863,508)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation                                            458,404             527,802
      Amortization                                             62,490              78,835
      Loss (gain) on sale of assets                            (6,727)             (6,693)
      (Increase) decrease in:
        Accounts receivable, net                              (92,259)           (157,489)
        Inventories                                          (101,841)            (49,104)
        Prepaid assets                                        (25,631)            (89,166)
      (Decrease) increase in:
        Accounts payable                                      149,422             417,691
        Accrued payroll and other accrued liabilities          28,210              (3,584)
        Customer deposits held                                   (795)            (13,399)
                                                          ------------        ------------
Net cash used in operating activities                         (14,652)           (158,615)
                                                          ------------        ------------


Cash flows relating to investing activities:
  Purchase of property and equipment                         (415,246)           (132,275)
  Proceeds from sale of property and equipment                235,231              13,933
  Changes in other assets                                     (76,244)             34,032
                                                          ------------        ------------
        Net cash used in investing activities                (256,259)            (84,310)

Cash flows relating to financing activities:
  Net borrowings (repayments) under line of credit             28,241             219,158
  Issuance of notes payable to distributors                         -              97,698
  Issuance of preferred stock                                 300,040                  --
  Repayments of long term debt                                (17,175)           (114,302)
                                                          ------------        ------------
        Net cash provided by financing activities             311,106             202,554

Net increase (decrease) in cash                                40,195             (40,371)

Cash, beginning of period                                      52,532              52,719
                                                          ============        ============
Cash, end of period                                    $       92,727      $       12,348
                                                          ============        ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest           $      112,246      $      169,989






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

Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1999, or any portion thereof.

2. Comprehensive Loss

The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes requirements for disclosure of comprehensive income (loss). Comprehensive loss did not differ from reported net loss in the periods presented.

3. Net Loss Per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share for all periods presented is the same as basic net loss per share since all potential dilutive securities are excluded because they are antidilutive.

The dilutive effect of stock options outstanding for the purchase of 380,300 and 146,275 shares at June 30, 1999 and 1998, respectively, warrants outstanding for the purchase of 87,697.5 shares at June 30, 1999 and 1998, and 577,000 shares of common stock into which the outstanding Series A Redeemable Convertible Preferred Stock are convertible were not included in loss per share calculations, because to do so would have been antidilutive.

4.  Inventories

Inventories are stated at the lower of average cost, which approximates the first-in, first-out (FIFO) method, or market and include materials, labor and manufacturing overhead. Inventories consist of the following:

                                            June 30,              Dec. 31,
                                              1999                  1998
                                          -------------         -------------

Raw materials                          $       241,127       $       176,288
Work-in-process                                207,669               164,428
Finished goods                                 120,287               138,357
Merchandise                                     61,516                49,685
Kegs, inventory value                            3,192                26,106
                                          -------------         -------------
                                       $       633,791       $       554,864
                                          =============         =============

5.  Segment Information

The Company is organized into two product-based segments, brewery operations and restaurant operations. The Company's brewery segment brews specialty beer in its Portland, Oregon brewery which is sold to distributors and retail customers. The Company's restaurant segment consisted of two restaurants until November 1998, when one of the restaurants was sold. Management evaluates segment performance based on segment gross profit.

All revenues are attributable to, and all long-lived assets are located in the United States, the Company's country of domicile. The basis of accounting for transactions between segments is based on the fair market value of the respective goods or services. In the six months ended June 30, 1999, two distributors represented 42% percent and 10% respectively, of net sales. In the six months ended June 30, 1998, one distributor represented 40% percent of net sales.

                                    Three months ended June 30,            Six months ended June 30,
                                 --------------------------------     ---------------------------------
                                      1999              1998               1999               1998

                                 --------------    --------------     --------------     --------------
Net Sales:
  Brewery                        $   2,245,988     $   2,037,467      $   4,113,075      $   3,689,605
  Restaurant(s)                        429,972           661,981            771,816          1,244,595
                                  -------------     -------------      -------------      -------------
    Subtotal                         2,675,960         2,699,448          4,884,891          4,934,200
Less: intersegment sales               (70,125)         (105,351)          (133,468)          (190,845)
                                  -------------     -------------      -------------      -------------
  Total net sales                $   2,605,835     $   2,594,097      $   4,751,423      $   4,743,355
                                  =============     =============      =============      =============

Gross Profit:
  Brewery                        $     716,212     $     652,619      $   1,245,473      $   1,073,194
  Restaurant(s)                        110,317           120,247            165,842            209,542
                                  -------------     -------------      -------------      -------------
Subtotal                               826,529           772,866          1,411,315          1,282,736
   Intersegment loss                   (36,255)          (52,288)           (70,699)          (100,356)
                                  -------------     -------------      -------------      -------------
Total gross profit               $     790,274     $     720,578      $   1,340,616      $   1,182,380
                                  =============     =============      =============      =============

6.  Stockholder Term Loan

The Company has $2.1 million outstanding under a term loan from a stockholder of the Company. The $2.1 million term loan ("Term Loan"), secured by receivables, inventory and equipment of the Company, bears interest at a per annum rate equal to the prime lending rate of the Bank of the Northwest plus 1% (8.75% at June 30, 1999). The Term Loan is due on January 31, 2000, and accordingly has been classified as current in the accompanying balance sheet as of June 30, 1999. The Company expects to place the debt permanently with a financial institution in 1999 or pay off the debt through the raising of additional capital. There can be no assurance that the Company will be able to obtain permanent financing from a financial institution or that the Company will be able to raise additional capital on commercially reasonable terms or at all. If permanent financing is unavailable during the next 12 months, the MacTarnahan Limited Partnership has committed to extend the due date of the Term Loan until satisfactory permanent financing can be obtained, for the period through April 1, 2000. See
"Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

7.  Series A Redeemable Convertible Preferred Stock

On March 1,  1999,  the  Company  sold 5,770  shares of its Series A  Redeemable
Convertible Preferred Stock ("Series A") for $52 per share, resulting in aggregate proceeds of $300,040. Because the redemption of the Series A is outside the control of the Company, the Series A was not classified as stockholders' equity at June 30, 1999. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources" for additional information.


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

Results of Operations

Second Quarter and Six Months ended June 30, 1999 and 1998

Gross sales in the second quarter of 1999 increased 1% to $2,738,340 from $2,720,419 in the second quarter of 1998. Shipments in the second quarter of 1999 were 14,229 barrels, an increase of 8% from 13,229 barrels in the second quarter of 1998. Gross sales in the first six months of 1999 increased 1% to $4,995,266 from $4,964,819 in the first six months of 1998. Shipments in the first six months of 1999 were 26,351 barrels, an increase of 9% from 24,195 barrels in the first six months of 1998. The second quarter and first six months of 1998 included sales at the Company's Flanders Street BrewPub which was closed in November 1998.

Gross profit increased 10% to $790,274 (30.3% of net sales) in the second quarter of 1999 from $720,578 (27.8% of net sales) in the second quarter of 1998. Gross profit increased 13% to $1,340,616 (28.2% of net sales) in the first six months of 1999 from $1,182,380 (24.9% of net sales) in the first six months of 1998. The increases in gross profit were a result of higher production volumes in the second quarter and first six months of 1999 and the decrease in costs associated with the Company's Flanders Street BrewPub which was closed in November 1998.

General and administrative expenses decreased 8% to $300,633 (11.5% of net sales) in the second quarter of 1999 from $326,494 (12.6% of net sales) in the second quarter of 1998. General and administrative expenses decreased 3% to $614,731(12.9% of net sales) in the first six months of 1999 from $635,872 (13.4% of net sales) in the first six months of 1998. The decreases were a result of continued focus on cost control efforts by the Company.

Sales and marketing expenses increased 20% to $581,059 (22.3% of net sales) in the second quarter of 1999 compared to $486,245 (18.7% of net sales) in the second quarter of 1998. Sales and marketing expenses increased 10% to $1,078,875 (22.7% of net sales) in the first six months of 1999 compared to $982,362 (20.7% of net sales) in the first six months of 1998. The increases were primarily a result of increased sales and marketing expenses incurred to maintain sales levels in a highly competitive market and to focus on promotion of the Company's MacTarnahan brand.

Interest expense decreased to $60,906 in the second quarter of 1999 from $86,224 in the second quarter of 1998. Interest expense decreased to $112,246 in the first six months of 1999 from $169,989 in the first six months of 1998. The decreases were a result of the debt restructuring which occurred in late 1998. See "Liquidity and Capital Resources" below.

Liquidity and Capital Resources

The Company requires capital principally to fund its working capital needs. The Company has met its capital requirements through cash flow from operations, bank borrowings, loans from shareholders and the private and public sale of its Common Stock.

Accounts receivable increased in the first six months of 1999 as a result of an increase in sales and the timing of shipments. Inventories increased in the first six months of 1999 as the Company began purchasing certain components such as bottles, 6-pack containers and cartons in larger quantities in order to secure better pricing. Accounts payable increased in the first six months of 1999 as a result of the timing of purchases and payments.

In 1998, the Company recorded an extraordinary gain of $1,200,279 related to a debt restructuring. The Company was relieved of $1,079,257 of debt and accrued interest originated by Bank of America, NT & SA and $272,915 of trade accounts payable. The gain was offset by professional fees related to the restructuring of $151,893. In connection with the debt restructuring, the MacTarnahan Limited Partnership (a related party) purchased approximately $3.1 million of secured Company debt held by Bank of America, NT & SA. The $3.1 million bank debt plus accrued interest and other related charges was settled by the MacTarnahan
Limited Partnership which in turn resulted in a net loan payable from the Company to the MacTarnahan Limited Partnership of $2.1 million. The $2.1 million term loan ("Term Loan"), secured by receivables, inventory and equipment of the Company, bears interest at a per annum rate equal to the prime lending rate of the Bank of the Northwest plus 1% (8.75% at June 30, 1999). The Term Loan is due on January 31, 2000, and accordingly has been classified as current in the accompanying balance sheet as of June 30, 1999. The Company expects to place the debt permanently with a financial institution in 1999 or pay off the debt through the raising of additional capital. There can be no assurance that the Company will be able to obtain permanent financing from a financial institution or that the Company will be able to raise additional capital on commercially reasonable terms or at all. If permanent financing is unavailable during the next 12 months, the MacTarnahan Limited Partnership has committed to extend the due date of the Term Loan until satisfactory permanent financing can be obtained, for the period through April 1, 2000.

In 1998, the Company conducted negotiations with its trade creditors. As a result of such negotiations, the Company was relieved of $272,915 of trade accounts payable and issued notes in the aggregate principal amount of $148,065 to trade creditors, which mature on September 1, 2003 and bear interest at 6% per annum. At June 30, 1999, $122,337 remains outstanding under these notes.

The Company has a $600,000 revolving line of credit with a bank which provides for a fixed interest rate of 7.99% ("Revolving Line") which matures on August 20, 1999. At June 30, 1999, $351,867 was outstanding under the Revolving Line. The Revolving Line is guaranteed by Harmer Mill & Logging Supply Co., (a related party) ("Harmer") and is secured by a certificate of deposit in the amount of $600,000 for which

Harmer will receive an accommodation fee in an amount equal to 1% per year on the outstanding principal loan balance on the Revolving Line. The Company intends to renew the Revolving Line on substantially the same terms during the quarter ending September 30, 1999.

On March 1, 1999, Harmer and the Charles A. Adams Family Trust each purchased 2,885 shares of the Company's Series A Preferred Stock ("Series A") for $52 per share, resulting in aggregate proceeds to the Company of $300,040. Each share of Series A is convertible on February 25, 2004, into fully paid and non-assessable shares of Common Stock at a rate of 100 shares of Common Stock for each share of Series A. The conversion ratio, which is currently 100 to 1, is subject to adjustment in the event of stock splits or stock dividends. Unless converted, the Company must redeem the Series A shares on February 25, 2004, at $52 per share plus any declared but unpaid dividends, in cash or in 24 equal monthly payments bearing interest at 12% per annum. Because the redemption of the Series A is outside the control of the Company, the Series A was not classified as stockholders' equity at June 30, 1999. Each shareholder of Series A is entitled to the number of votes equal to the number of shares of Common Stock into which the Series A shares can be converted and the Series A shares are entitled to vote as a separate class. Each shareholder of Series A is entitled to receive cumulative dividends at the rate of 8% per annum, when and if declared by the Board of Directors, prior to payment of dividends on Common Stock. No dividends have been declared to date. In the event of any liquidation or dissolution of the Company, either voluntary or involuntary, each shareholder of Series A shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds to the holders of Common Stock, an amount equal to $52 per share for each share of Series A and, in addition, an amount equal to all declared but unpaid dividends on Series A.

The Company operates in the specialty beer industry. Intense competition and the proliferation of new brands has had and may continue to have an adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to increase its sales volume or be able to maintain its selling prices in existing markets or new markets. The Company experienced significant operating losses during the years ended December 31, 1998 and 1997, and continues to incur losses in 1999. Operating results have and may continue to fluctuate as a result of many factors including lower sales volumes and selling prices, increased depreciation and other fixed operating costs as a percent of sales during periods when the Company's brewery is at less than full capacity, changes in product mix, increased selling and marketing costs incurred as the Company protects its business in existing markets and increased transportation costs as it develops business in new geographic markets.

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

The Company is currently evaluating the IT systems and non-IT systems of its outside vendors and customers. The Company has contacted its significant vendors and customers regarding the Year 2000 issue and to date, no major deficiencies have been discovered with respect to those contacted. The Company plans to contact its remaining customers and vendors by the end of the third quarter of 1999.

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

Risks of the Company's Year 2000 Issue. The most reasonably likely worst case scenario for the Company would involve an extended shutdown in production and/or a reduction in customer demand. The Company is unable to quantify the effect of such a scenario. However, the Company is identifying its critical vendors and customers and evaluating whether or not any of them represent a significant risk, and plans to complete this effort by the end of the third quarter of 1999. In addition, the first part of the fiscal year is not a critical production period or period of customer demand and therefore the Company believes it would be able to recover from a temporary interruption without a material adverse effect on the Company's operations.

Company's Contingency Plan. Based on the Company's assessment of the Year 2000 issue, the Company has not developed and does not intend to develop a contingency plan to address the reasonably likely worst case scenario.



                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits included herein:

         Exhibit         Exhibit
          Number         Number
          (1-A)         (S-B 601)                               Description
      --------------- -------------- -------------------------------------------------------------------

           6.19           10.19      Lease  Agreement  between the Company and L&L Land
                                     Company,  dated May 18, 1999 (certain  schedules to the Lease
                                     Agreement have been omitted)
           6.20           10.20      Sublease  Agreement  between the  Company  and Power  Transmission
                                     Products, Inc., dated May 1, 1999
            12             27        Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of August, 1999.


                                    PORTLAND BREWING COMPANY



Signature                              Title


/s/CHARLES A. ADAMS Chairman of the Board, President and Chief Executive Officer ------------------- (Principal Executive Officer)
Charles A. Adams

/s/ GLENMORE JAMES Executive Vice President and Chief Financial Officer ------------------- (Principal Financial and Accounting Officer)
Glenmore James