Form 10QSB
period 1999-09-30
PORTLAND BREWING CO /OR/
filed 1999-11-12
CIK 943658

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 1O-QSB



              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


                         Commission File Number: 0-25836



                            PORTLAND BREWING COMPANY
        (Exact name of small business issuer as specified in its charter)


                 Oregon                          93-0865997
      (State or other jurisdiction            (I.R.S. Employer
    of incorporation or organization)        Identification No.)


                               2730 NW 31st Avenue
                             Portland, Oregon 97210
              (Address of principal executive offices and zip code)
                                 (503) 226-7623
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
            Yes [X] No [ ]


The number of shares outstanding of the Registrant's Common Stock as of November 5, 1999 was 3,365,267 shares.


Transitional Small Business Disclosure Format (check one):  Yes [X]    No [  ]

                            PORTLAND BREWING COMPANY
                                   FORM 10-QSB
                                      INDEX

PART I    FINANCIAL INFORMATION
                                                                            Page
         Item 1.  Financial Statements
                  Balance Sheets - September 30, 1999 and
                    December 31, 1998                                         2
                  Statements of Operations -Three and Nine Months Ended
                    September 30, 1999 and 1998                               3
                  Statements of Cash Flows - Nine Months Ended September 30,
                    1999 and 1998                                             4
                  Notes to Financial Statements                               5

         Item 2.  Management's Discussion and Analysis or Plan of Operation   8

PART II    OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holder         11

         Item 6.  Exhibits and Reports on Form 8-K                           12

                            PORTLAND BREWING COMPANY
                                 BALANCE SHEETS



                                                                         September 30,         December 31,
                                                                              1999                 1998
                                                                          (Unaudited)
ASSETS

CURRENT
ASSETS:
  Cash                                                                   $       35,279       $        52,532
  Accounts receivable                                                           825,097               765,997
  Inventories                                                                   696,181               554,864
  Prepaid assets                                                                194,185               266,452
                                                                            ------------         -------------
          Total current assets                                                1,750,742             1,639,845

Property and equipment, less accumulated depreciation and
   amortization of $4,067,898 (1999) and $3,476,429 (1998)                    6,828,789             7,249,791
Other assets, net                                                               149,098               113,933
                                                                            ------------         -------------
          Total assets                                                   $    8,728,629       $     9,003,569
                                                                            ============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Line of credit                                                          $      461,402       $       323,626
 Current portion of long-term debt                                               26,178                26,178
 Stockholder term loan (Note 8)                                               2,100,000                     -
 Accounts payable                                                               938,503               879,265
 Accrued payroll                                                                147,340               134,247
 Other accrued liabilities                                                       80,290                70,052
 Customer deposits held                                                         140,259               133,464
                                                                            ------------         -------------
          Total current liabilities                                           3,893,972             1,566,832

Long-term debt, less current portion                                             89,395               113,334
Stockholder term loan (Note 8)                                                        -             2,100,000

Series A Redeemable Convertible Preferred Stock, $52 par value,
    10,000 shares authorized, shares issued and outstanding: 5,770,
    liquidation preference of $300,040                                          300,040                     -

STOCKHOLDERS' EQUITY:
  Common stock, no par value, 25,000,000 shares authorized, shares
     issued and outstanding: 3,365,267                                        7,115,798             7,115,798
  Stock notes receivable                                                           (375)                 (375)
  Accumulated deficit                                                        (2,670,201)           (1,892,020)
                                                                            ------------         -------------
          Total stockholders' equity                                          4,445,222             5,223,403
                                                                            ------------         -------------
          Total liabilities and stockholders' equity                     $    8,728,629       $     9,003,569
                                                                            ============         =============



The accompanying notes are an integral part of these statements

                                             PORTLAND BREWING COMPANY
                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                                    Three months ended                    Nine months ended
                                                      September 30,                         September 30,
                                            ----------------------------------    -----------------------------------
                                                 1999               1998               1999                1998
                                            ---------------    ---------------    ---------------     ---------------

  Sales                                    $     2,905,008     $    2,723,774    $     7,900,274     $     7,688,593
  Less-excise tax                                  139,581            123,080            383,424             344,544
                                              -------------       ------------      -------------       -------------
    Net sales                                    2,765,427          2,600,694          7,516,850           7,344,049

  Cost of sales                                  1,868,518          1,829,945          5,279,325           5,390,920
                                              -------------       ------------      -------------       -------------

  Gross profit                                     896,909            770,749          2,237,525           1,953,129

  General and administrative expenses              338,087            309,900            952,818             945,772

  Sales and marketing expenses                     743,205            557,628          1,822,080           1,539,990

  Loss on disposition of assets                          -            384,268                  -             384,268
                                              -------------       ------------      -------------       -------------

     Loss from operations                         (184,383)          (481,047)          (537,373)           (916,901)

  Interest expense                                 (64,194)           (62,829)          (176,440)           (232,818)
  Other (expense) income, net                      (43,680)            75,250            (64,369)           (182,418)
                                              -------------       ------------      -------------       -------------
     Total other (expense) income, net            (107,874)            12,421           (240,809)           (415,236)
                                              -------------       ------------      -------------       -------------

  Net loss before extraordinary item              (292,257)          (468,626)          (778,182)         (1,332,137)

  Extraordinary item - gain on debt
     restructuring                                        -         1,198,808                  -           1,198,808
                                              -------------       ------------      -------------       -------------

        Net (loss) income                  $      (292,257)    $      730,182    $      (778,182)    $      (133,329)
                                              =============       ============      =============       =============

     Basic net (loss) income per share     $         (0.09)   $          0.29    $         (0.23)    $         (0.06)
                                              =============       ============      =============       =============
     Diluted net (loss) income per share   $         (0.09)   $          0.29    $         (0.23)    $         (0.06)
                                              =============       ============      =============       =============

     Shares used in per share calculations:
        Basic                                    3,365,267          2,505,051          3,365,267           2,218,312
                                              =============       ============      =============       =============
        Diluted                                  3,365,267          2,505,051          3,365,267           2,218,312
                                              =============       ============      =============       =============




The accompanying notes are an integral part of these statements.

                                             PORTLAND BREWING COMPANY
                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)


                                                                          Nine Months Ended September 30,
                                                                      ----------------------------------------
                                                                            1999                    1998
                                                                      ------------------       ---------------

Cash flows relating to operating activities:
  Net loss                                                               $     (778,182)       $    (133,329)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation                                                              684,279               745,269
      Amortization                                                               91,630               146,979
      Loss on disposition of assets                                                   -               384,268
      (Gain) loss on sale of assets                                              (6,727)               10,788
      Extraordinary item                                                              -            (1,198,808)
      (Increase) decrease in:
        Accounts receivable                                                     (59,100)             (221,121)
        Inventories                                                            (167,423)                 (639)
        Prepaid assets                                                           72,267               (52,187)
      (Decrease) increase in:
        Accounts payable                                                         59,238                26,733
        Accrued payroll and other accrued liabilities                            23,331               102,354
        Customer deposits held                                                    6,795                (3,131)
                                                                            ------------          ------------
Net cash used in operating activities                                           (73,892)             (192,824)
                                                                            ------------          ------------


Cash flows relating to investing activities:
  Purchase of property and equipment                                           (491,780)             (153,935)
  Proceeds from sale of property and equipment                                  235,231                18,533
  Changes in other assets                                                      (100,689)              (22,122)
                                                                            ------------          ------------
        Net cash used in investing activities                                  (357,238)             (157,524)
                                                                            ------------          ------------

Cash flows relating to financing activities:
  Net borrowings under line of credit                                           137,776               225,000
  Issuance of notes payable to distributors                                           -                97,698
  Issuance of preferred stock                                                   300,040                     -
  Repayments of long term debt                                                  (23,939)                    -
                                                                            ------------          ------------
        Net cash provided by financing activities                               413,877               322,698
                                                                            ------------          ------------

Net decrease in cash                                                            (17,253)              (27,650)

Cash, beginning of period                                                        52,532                52,719
                                                                            ------------          ------------
Cash, end of period                                                      $       35,279        $       25,069
                                                                            ============          ============

Non cash transactions:
    Conversion of stockholder loans to common stock                      $            -        $      400,000

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                             $      176,440        $      160,546


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

Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1999, or any portion thereof.

2.       Comprehensive Income (Loss)

The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes requirements for disclosure of comprehensive income (loss). Comprehensive income (loss) did not differ from reported net income (loss) in the periods presented.

3.       Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share is the same as basic net loss per share since all potential dilutive securities are excluded because they are antidilutive. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period and dilutive common equivalent shares outstanding during the period.

The dilutive effect of stock options outstanding for the purchase of 375,300 and 144,900 shares at September 30, 1999 and 1998, respectively, warrants outstanding for the purchase of 87,697.5 shares at September 30, 1999 and 1998, and 577,000 shares of common stock into which the outstanding Series A Redeemable Convertible Preferred Stock are convertible at September 30, 1999 were not included in net loss per share calculations, because to do so would have been antidilutive.

4.       Loss on Disposition of Assets

Results of operations for the third quarter of 1998 included a charge of $384,268 associated with a plan designed to reduce costs and improve operational efficiencies, under which the Company sold its Flanders Street facility in November 1998. The estimated loss was primarily composed of the write-down of machinery and equipment used in the Flanders Street facility to fair market value.

5.       Extraordinary Item

In the third quarter of 1998, the Company recorded an extraordinary gain related to a debt restructuring. The Company was relieved of debt and accrued interest originated by a bank, and certain debt to trade creditors. The gain was offset by professional fees related to the restructuring.

In connection with the debt restructuring, a stockholder of the Company purchased approximately $3.1 million of secured debt held by a bank. The Company and the stockholder entered into a new agreement, which replaced the bank loan agreement and reduced the outstanding amount of the loan to $2,100,000. See Note 8 and "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

6.       Inventories

Inventories are stated at the lower of average cost, which approximates the first-in, first-out (FIFO) method, or market and include materials, labor and manufacturing overhead. Inventories consist of the following:

                                           Sept. 30,              Dec. 31,
                                              1999                  1998
                                          -------------         -------------

Raw materials                          $       259,600       $       176,288
Work-in-process                                208,739               164,428
Finished goods                                 167,459               138,357
Merchandise                                     60,383                49,685
Kegs, inventory value                                -                26,106
                                          -------------         -------------
                                       $       696,181       $       554,864
                                          =============         =============

7.       Line of Credit

The Company had a $600,000 revolving line of credit with a bank, which matured on August 20, 1999. On August 16, 1999 the Company negotiated a new $750,000 revolving line of credit ("Revolving Line") with Washington Mutual Bank (d.b.a. Western Bank), under which $461,402 was outstanding at September 30, 1999. Payment of the Revolving Line is secured by certain of the Company's assets and is guaranteed by certain of the Company's shareholders. Interest is payable monthly at a per annum rate equal to prime rate plus 1% (9.25% at September 30, 1999). The line of credit expires on August 1, 2000.

8.       Stockholder Term Loan

The Company has $2.1 million outstanding under a term loan from the MacTarnahan Limited Partnership (a stockholder of the Company). The $2.1 million term loan ("Term Loan"), secured by receivables, inventory and equipment of the Company, bears interest at a per annum rate equal to the prime lending rate of the Bank of the Northwest plus 1% (9.25% at September 30, 1999). The Term Loan is due on January 31, 2000, and accordingly has been classified as current in the accompanying balance sheet as of September 30, 1999. The Company expects to place the debt permanently with a financial institution by April 1, 2000 or pay off the debt through the raising of additional capital. There can be no assurance that the Company will be able to obtain permanent financing from a financial institution or that the Company will be able to raise additional capital on commercially reasonable terms or at all. If permanent financing is unavailable, the MacTarnahan Limited Partnership has committed to extend the due date of the Term Loan until satisfactory permanent financing can be obtained for the period through April 1, 2000. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

9.       Series A Redeemable Convertible Preferred Stock

On March 1, 1999, the Company sold 5,770 shares of Series A Redeemable Convertible Preferred Stock ("Series A") for $52 per share, resulting in aggregate proceeds of $300,040. Because the redemption of the Series A is outside the control of the Company, the Series A is not classified as stockholders' equity at September 30, 1999. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

10.      Segment Information

The Company is organized into two product-based segments, brewery operations and restaurant operations. The Company's brewery segment brews specialty beer in its Portland, Oregon brewery, which is sold to distributors and retail customers. The Company's restaurant segment consisted of two restaurants until November 1998, when one of the restaurants was sold. Management evaluates segment performance based on segment gross profit.

All revenues are attributable to, and all long-lived assets are located in, the United States; the Company's country of domicile. The basis of accounting for transactions between segments is based on the fair market value of the respective goods or services. In the nine months ended September 30, 1999, two distributors represented approximately 39% and 18%, respectively, of net sales. In the nine months ended September 30, 1998, two distributors represented approximately 40% and 14%, respectively of net sales.


                                  Three months ended September 30,           Nine months ended September 30,
                                -------------------------------------     ---------------------------------------
                                      1999                1998                 1999                  1998
                                 ----------------    ----------------     ----------------     ------------------

Net sales:
  Brewery                        $     2,378,352     $     2,038,117      $     6,491,427      $       5,727,722
  Restaurant(s)                          462,025             668,808            1,233,841              1,913,403
                                    -------------       -------------        -------------        ---------------
    Subtotal                           2,840,377           2,706,925            7,525,268              7,641,125
Less: intersegment sales                 (74,950)           (106,231)            (208,418)              (297,076)
                                    -------------       -------------        -------------        ---------------
  Total net sales                $     2,765,427     $     2,600,694      $     7,516,850      $       7,344,049
                                    =============       =============        =============        ===============

Gross profit:
  Brewery                        $       822,252     $       694,523      $     2,067,815      $       1,767,717
  Restaurant(s)                          114,184             131,176              280,026                340,718
                                    -------------       -------------        -------------        ---------------
Subtotal                                 936,436             825,699            2,347,841              2,108,435
   Intersegment loss                     (39,527)            (54,950)            (110,316)              (155,306)
                                    -------------       -------------        -------------        ---------------
Total gross profit               $       896,909     $       770,749      $     2,237,525      $       1,953,129
                                    =============       =============        =============        ===============

11.      Subsequent Event

On October 31, 1999, the Company acquired all of the outstanding common stock of Harco Products, Inc., ("Harco"), a related party. Harco produces hand trucks for various industrial uses. The purchase price of approximately $570,000, paid by the issuance of shares of the Company's common stock valued at $0.75 per share, will be allocated to the underlying assets and liabilities of Harco. The purchase price is subject to post-closing adjustments expected to be finalized in December 1999. This acquisition will be accounted for using the purchase method of accounting, which requires that the purchase price be allocated to the net assets acquired based upon the relative fair value of assets acquired. The excess of the acquisition cost over the fair value of the net assets acquired, if any, will be amortized using the straight-line method. The Company's financial statements will include the results of operations from the date of acquisition.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Certain statements in Management's Discussion and Analysis or Plan of Operation are forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include general business and economic conditions, competitive products and pricing, ability to reduce operating expenses, fluctuations in demand and availability of financing. See
"Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources" for additional risks and uncertainties.

Results of Operations

Third Quarter and Nine Months ended September 30, 1999 and 1998

Net sales in the third quarter of 1999 increased 6% to $2,765,427 from $2,600,694 in the third quarter of 1998. Shipments in the third quarter of 1999 increased 15% to 15,524 barrels from 13,461 barrels in the third quarter of 1998. Net sales in the first nine months of 1999 increased 2% to $7,516,850 from $7,344,049 in the first nine months of 1998. Shipments in the first nine months of 1999 increased 11% to 41,875 barrels from 37,656 barrels in the first nine months of 1998. The third quarter and first nine months of 1998 included sales at the Company's Flanders Street facility, which was closed in October 1998 and sold in November 1998.

Gross profit increased 16% to $896,909 (32% of net sales) in the third quarter of 1999 from $770,749 (30% of net sales) in the third quarter of 1998. Gross profit increased 15% to $2,237,525 (30% of net sales) in the first nine months of 1999 from $1,953,129 (27% of net sales) in the first nine months of 1998. The increases in gross profit were a result of higher production volumes in the third quarter and first nine months of 1999, decreases in costs of certain components which are being purchased in larger quantities at better pricing and a decrease in costs associated with the Company's Flanders Street facility, which was closed in October 1998 and sold in November 1998.

General and administrative expenses increased 9% to $338,087 (12% of net sales) in the third quarter of 1999 from $309,900 (12% of net sales) in the third quarter of 1998. General and administrative expenses increased 1% to $952,818 (13% of net sales) in the first nine months of 1999 from $945,772 (13% of net sales) in the first nine months of 1998.

Sales and marketing expenses increased 33% to $743,205 (27% of net sales) in the third quarter of 1999 compared to $557,628 (21% of net sales) in the third quarter of 1998. Sales and marketing expenses increased 18% to $1,822,080 (24% of net sales) in the first nine months of 1999 compared to $1,539,990 (21% of net sales) in the first nine months of 1998. The increases were primarily a result of increased sales, increased expenses incurred to maintain sales levels in a highly competitive market and focus on promotion of the Company's MacTarnahan brand and costs associated with festivals and events, which mostly occurred during the third quarter of 1999. The Company is evaluating its sales and marketing expenses and anticipates that such expenses will return to normal levels (approximately 21% of net sales) in the fourth quarter of 1999. There can be no assurances that the Company will be able to reduce its sales and marketing expenses in the fourth quarter of 1999.

Interest expense increased to $64,194 in the third quarter of 1999 from $62,829 in the third quarter of 1998. Interest expense decreased to $176,440 in the first nine months of 1999 from $232,818 in the first nine months of 1998. The increase in the third quarter of 1999 is primarily attributable to an increase in the amount outstanding under the Company's line of credit. The decrease in the nine-month periods was primarily a result of the debt restructuring which occurred in late 1998. See "Management's Discussion and Analysis or Plan of Operation -Liquidity and Capital Resources."

Liquidity and Capital Resources

The Company requires capital principally to fund its working capital needs. The Company has met its capital requirements through cash flow from operations, bank borrowings, loans from shareholders and the private and public sale of its Common Stock.

Accounts receivable increased in the first nine months of 1999 as a result of an increase in sales and the timing of shipments. Inventories increased in the first nine months of 1999 as the Company began purchasing certain components such as bottles, 6-pack containers and cartons in larger quantities during 1999 in order to secure better pricing. Prepaid assets decreased as a result of the timing of the purchase of goods and services and their use. Accounts payable increased in the first nine months of 1999 as a result of the timing of purchases and payments.

In 1998, the Company recorded an extraordinary gain related to a debt restructuring. The Company was relieved of $1,079,257 of debt and accrued interest originated by Bank of America, NT & SA and $272,915 of trade accounts payable. The gain was offset by professional fees related to the restructuring. In connection with the debt restructuring, the MacTarnahan Limited Partnership (a related party) purchased approximately $3.1 million of secured Company debt held by Bank of America, NT & SA. The $3.1 million bank debt plus accrued interest and other related charges was settled by the MacTarnahan Limited Partnership, which in turn resulted in a net loan payable from the Company to the MacTarnahan Limited Partnership of $2.1 million. The $2.1 million term loan ("Term Loan"), secured by receivables, inventory and equipment of the Company, bears interest at a per annum rate equal to the prime lending rate of the Bank of the Northwest plus 1% (9.25% at September 30, 1999). The Term Loan is due on January 31, 2000, and accordingly has been classified as current in the accompanying balance sheet as of September 30, 1999. The Company expects to place the debt permanently with a financial institution by April 1, 2000 or pay off the debt through the raising of additional capital. There can be no assurance that the Company will be able to obtain permanent financing from a financial institution or that the Company will be able to raise additional capital on commercially reasonable terms or at all. If permanent financing is unavailable, the MacTarnahan Limited Partnership has committed to extend the due date of the Term Loan until satisfactory permanent financing can be obtained for the period through April 1, 2000.

As a result of the 1998 debt restructuring referred to above, the Company issued notes in the aggregate principal amount of $148,065 to trade creditors, that mature on September 1, 2003 and bear interest at 6% per annum. At September 30, 1999, $115,573 remains outstanding under these notes.

The Company had a $600,000 revolving line of credit with a bank, which matured on August 20, 1999. On August 16, 1999 the Company negotiated a new $750,000 revolving line of credit ("Revolving Line") with Washington Mutual Bank (d.b.a. Western Bank), under which $461,402 was outstanding at September 30, 1999. Payment of the Revolving Line is secured by certain of the Company's assets and is guaranteed by certain of the Company's shareholders. Interest is payable monthly at a per annum rate equal to prime rate plus 1% (9.25% at September 30, 1999). The line of credit expires on August 1, 2000.

On March 1, 1999, Harmer Mill & Logging Supply Company and the Charles A. Adams Family Trust each purchased 2,885 shares of the Company's Series A Preferred Stock ("Series A") for $52 per share, resulting in aggregate proceeds to the Company of $300,040. Each share of Series A is convertible on February 25, 2004, into fully paid and non-assessable shares of Common Stock at a rate of 100 shares of Common Stock for each share of Series A. The conversion ratio, which is currently 100 to 1, is subject to adjustment in the event of stock splits or stock dividends. Unless converted, the Company must redeem the Series A shares on February 25, 2004, at $52 per share, plus any declared but unpaid dividends, in cash or in 24 equal monthly payments bearing interest at 12% per annum. Because the redemption of the Series A is outside the control of the Company, the Series A was not classified as stockholders' equity at June 30, 1999. Each shareholder of Series A is entitled to the number of votes equal to the number of shares of Common Stock into which the Series A shares can be converted and the Series A shares are entitled to vote as a separate class. Each shareholder of Series A is entitled to receive cumulative dividends at the rate of 8% per annum, when and if declared by the Board of Directors, prior to payment of dividends on Common Stock. No dividends have been declared to date. In the event of any liquidation or dissolution of the Company, either voluntary or involuntary, each shareholder of Series A shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds to the holders of Common Stock, an amount equal to $52 per share for each share of Series A and an amount equal to all declared but unpaid dividends on Series A.

The Company operates in the specialty beer industry. Intense competition and the proliferation of new brands has had and may continue to have an adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to increase its sales volume or be able to maintain its selling prices in existing markets or new markets. The Company experienced significant operating losses during the years ended December 31, 1998 and 1997, and continues to incur losses in 1999. Operating results have fluctuated and may continue to fluctuate as a result of many factors, including sales volumes and selling prices, increased fixed operating costs as a percent of sales during periods when the Company's brewery is at less than full capacity, changes in product mix, increased selling and marketing costs incurred as the Company protects its business in existing markets and increased transportation costs as it develops business in new geographic markets.

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

Year 2000 Issue

The Company's approach to the Year 2000 issue is discussed below. In discussing the Year 2000 issue, the Company necessarily makes certain forward looking statements. There can be no assurance that actual results will not differ materially from the projections contained in the forward looking statements. Factors that may cause actual results to differ materially include, but are not limited to, the failure of Company personnel and outside consultants to properly assess and address the Company's Year 2000 issues, inaccurate or incomplete disclosure by third parties regarding the Year 2000 issue, failure to address Year 2000 issue with all vendors, (including utility vendors), and customers, infrastructure failures, such as disruptions in the supply of electricity, gas, water or communications services, or major institutions, such as the government and banking systems, and failure of the Company to accurately predict the costs to address the Year 2000 issue or the lost revenues related to interruption in the Company's or its customers' businesses.

State of Readiness. The Company, in conjunction with outside consultants, has made an assessment of the effect of the Year 2000 issue on its computer equipment and software (sometimes referred to as "information technology" or "IT") and devices with embedded technology (sometimes referred to as "non-IT"). The Company identified certain modifications to its IT systems and non-IT systems that were necessary to address the Year 2000 issue and has completed implemented of those modifications. Based on this assessment and implementation of the modifications discussed above, the Company believes its IT systems and non-IT systems will properly recognize calendar dates beginning in the year 2000. There can be no assurance, however, that the Company's assessment was sufficient to discover all Year 2000 issues, and Year 2000 issues not discovered by the Company could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company has evaluated the IT systems and non-IT systems of its outside vendors and customers. The Company contacted its significant vendors and customers regarding the Year 2000 issue and no major deficiencies were discovered with respect to those contacted. The Company is relying on information provided to it by its outside vendors and customers to assess their Year 2000 readiness, and therefore cannot provide assurance that the Company will not be adversely affected by their Year 2000 issues.

Costs to Address Year 2000 Issue. To date, costs directly related to Year 2000 remediation efforts have been immaterial. Accordingly, the Company expects the costs to address the Year 2000 issue will not have a material adverse financial impact on the Company's financial condition or results of operations. However, there can be no assurance that additional remediation costs will not occur as additional information is obtained in connection with Year 2000 issues.

Risks of the Company's Year 2000 Issue. The Company believes its most reasonably likely worst-case Year 2000 scenario would relate to problems with the systems of third parties rather than with the Company's internal systems, because the Company has less control over assessing and remediating the Year 2000 problems of third parties. The Company believes its risks are greatest with regard to infrastructure (e.g., electricity supply, water and sewer service), telecommunications and transportation supply channels. If certain critical third party suppliers, such as those supplying infrastructure (e.g., electricity supply, water and sewer service), telecommunications and transportation supply channels experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's operations could occur for the duration of the disruption. The first part of the calendar year is not a critical production period or period of high customer demand and therefore the Company believes it would be able to recover from a temporary interruption without a material adverse effect on the Company's operations. The inability of the Company to operate its facilities for any significant period, or any other failure, if not quickly remedied, could have a material adverse effect on the Company's business, results of operations and financial condition.

Company's Contingency Plan. Based on the Company's assessment of the Year 2000 issue, the Company has not developed and does not intend to develop a contingency plan to address the most reasonably likely worst-case scenario. With respect to major infrastructure (e.g., electricity supply, water and sewer service), telecommunications and transportation supply channels, the Company has no contingency plans that would mitigate the lack of such services. The Company continues to be in contact with the suppliers of these services to learn more about the vulnerabilities, if any, of critical third parties and to obtain assurances from these parties that there will be no material disruption in the services they provide to the Company as a result of Year 2000 issues. The Company is relying on information provided to it by its infrastructure, telecommunications and transportation suppliers to assess their Year 2000 readiness, and therefore cannot provide assurance that the Company will not be adversely affected by their Year 2000 issues. There can be no assurance that the Company will be able to identify, avoid or develop contingency plans to address all possible worst-case scenarios.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's annual meeting of shareholders was held on September 18, 1999. The following matters were submitted to shareholders for their consideration:

         1. With respect to the five nominees for director identified in the Company's Proxy Statement: Charles A. (Tony) Adams received 2,884,724 votes and 31,280 votes were withheld, Frederick L. Bowman received 2,897,224 votes and 18,780 votes were withheld, Robert M. MacTarnahan received 2,896,824 votes and 19,180 votes were withheld, R. Scott MacTarnahan received 2,897,324 votes and 18,680 votes were withheld and Howard M. Wall, Jr. received 2,896,874 votes and 19,130 votes were withheld.

         2. The appointment of Arthur Andersen LLP as the Company's independent auditors for the year ending December 31, 1999 was ratified as follows:
         2,891,820 shares were voted in favor, 14,425 shares were voted in opposition and 9,759 votes abstained.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits included herein:


         Exhibit         Exhibit
          Number         Number
          (1-A)         (S-B 601)                   Description
      --------------- -------------- ------------------------------------------

           6.21           10.21      Business Loan Agreement, dated August 16,
                                     1999
            12             27        Financial Data Schedule

(b)      No reports on Form 8-K were filed during the quarter ended
         September 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of November, 1999.


                            PORTLAND BREWING COMPANY



     Signature                               Title
     ---------                               -----

/s/ Glenmore James
--------------------------------    Executive Vice President and Chief Financial
Glenmore James                      Officer (Principal Financial and Accounting
                                    Officer)