Form 10KSB
period 1999-12-31
PORTLAND BREWING CO /OR/
filed 2000-03-28
CIK 943658

Portland Brewing Company
                               2730 NW 31st Avenue
                             Portland, Oregon 97210
                               Phone 503-226-7623
                                Fax 503-226-2702





March 28, 2000


United States Securities and Exchange Commission
Judiciary Plaza
Document Control
450 5th Street, NW, Room 1004
Washington, D.C. 20549

RE:      Portland Brewing Company
         Form 10-KSB for the year ended December 31, 1999
         File No. 0 - 25836

Ladies and Gentlemen:

Attached for filing on behalf of Portland Brewing Company (the "Company") is the Company's Annual Report on Form 10-KSB for the year ended December 31,1999.

Pursuant to General Instruction C(3) of Form 10-KSB, this letter confirms that, with respect to the Consolidated Financial Statements included in the accompanying Form 10-KSB, there have been no changes from the preceding year in the Company's accounting principles or practices or in the method of applying such principles or practices.




                                            Very Truly Yours,

                                            Glenmore James
                                            Executive Vice President and
                                            Chief Financial Officer

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended: December 31, 1999
                                       OR
             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________to __________

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [ ]

     Revenues for the year ended December 31, 1999: $10,463,331.

     State  the   aggregate   market   value  of  the   voting   stock  held  by
non-affiliates: Not Applicable, the Registrant's stock has no established trading market.

     The number of shares outstanding of the Registrant's Common Stock as of March 17, 2000 was 4,994,714 shares.

     Transitional Small Business Disclosure Format (check one):  Yes X   No
                                                                    ---    ---

                            PORTLAND BREWING COMPANY
                                1999 FORM 10-KSB
                                TABLE OF CONTENTS


                                     Part I
                                                                            Page

     Item 6.        Description of Business                                    2

     Item 7.        Description of Property                                   10

     Item 8.        Directors, Executive Officers and Significant Employees   11

     Item 9.        Remuneration of Directors and Officers                    13

     Item 10.       Security Ownership of Management and Certain
                    Security Holders                                          14

     Item 11.       Interest of Management and Others in Certain
                    Transactions                                              17

                                     Part II

     Item 1.        Market Price of and Dividends on the Registrant's
                    Common Equity and Other Shareholder Matters               21

     Item 2.        Legal Proceedings                                         21

     Item 3.        Changes in and Disagreements with Accountants             21

     Item 4.        Submission of Matters to a Vote of Security Holders       21

     Item 5.        Compliance with Section 16(a) of the Exchange Act         21

     Item 6.        Reports on Form 8-K                                       22

                                    Part F/S

                    Index to Consolidated Financial Statements                22

                                    Part III

     Item 1.        Index to Exhibits                                         23

     Item 2.        Description of Exhibits                                   23

                                     Part I

Item 6.  Description of Business
-------  -----------------------
General

The Company was incorporated in Oregon on November 14, 1983. The Company was formed to brew and sell specialty beer (i.e., beer which is made in relatively small batches and which generally sells at retail prices of over $5.00 per six-pack). The Company's product line includes the following core brands:
MacTarnahan's Scottish Style Amber Ale, Original Honey Beer, Haystack Black Porter, ZigZag River Lager and Woodstock IPA. In addition, there is a seasonal line of beers including BobbyDazzler Old London Style Holiday Ale, Thunderhead Cream Stout, Portland Pale Ale (also known as Kornhauser's Oast Ale) and Uncle Otto's Oktoberfest Maerzen. Specialty products are made periodically to be served at the Company's restaurant, The Tap Room, such as Bavarian Style Weizen, Benchmark MM Old Ale and certain Saxer and Nor'wester products. The Company uses distributors to sell principally to the packaged/bottle market through authorized retail outlets and the on-premise draft market through establishments licensed to serve alcoholic beverages. The Company sells beer primarily in its home market of Oregon as well as in Washington, California and other western states. In addition, in 1996, the Company began selling beer in states east of the Rocky Mountains.

The Company opened its first brewery in January 1986 at 1339 NW Flanders Street in Portland, Oregon. In March 1986 a pub was added which allowed customers to view various stages of the brewing process, and in July 1996 the Company completed an expansion which significantly increased the restaurant area of the pub. In November 1998, the Company sold this facility. The Company opened its second brewery in June 1993 located at 2730 NW 31st Avenue in Portland, which initially more than doubled its annual production capacity to approximately 26,000 barrels. Subsequent equipment additions and expansion have increased capacity to approximately 135,000 barrels per year. In July 1994, a restaurant, The Tap Room, was constructed at the main brewery and opened to the public.

Acquisition

In October 1999, the Company acquired all of the outstanding common stock of Harco Products, Inc., ("Harco"), from a related party. Harco produces hand trucks for various industrial uses. The purchase price of $569,585, was paid by the issuance of 759,447 shares of the Company's common stock valued at $0.75 per share. In connection with the acquisition, the Company received and cancelled 30,000 shares of its Common Stock that were owned by Harco. See Item 11 - Interest of Management and Others in Certain Transactions - Acquisition of Harco Products, Inc. and Note 3 of Notes to Consolidated Financial Statements.

Saxer Brewing Company Asset Purchase

On January 31, 2000, the Company purchased certain assets (equipment and brands) from Saxer Brewing Company for 900,000 shares of the Company's common stock, $150,000 cash and a three year agreement to pay certain amounts based on barrel sales of the Saxer and Nor'wester brands, such amount secured by the Saxer and Nor'wester brands. In connection with the purchase, Steven C. Goebel, a majority shareholder of Saxer Brewing Company, was appointed to the board of directors of the Company. See Item 11 - Interest of Management and Others in Certain Transactions - Saxer Brewing Company Asset Purchase and Note 14 of Notes to Consolidated Financial Statements.

Industry Overview

National Beer Industry. Total beer consumption in the United States has grown just 4.9% since 1986. (The Maxwell Report, February 2000) In the early 1980's, when sales of imported beers were growing, a few entrepreneurs founded micro-breweries to compete with imported beer. What came to be known as the domestic specialty (craft) beer market, went on to experience fifteen years of extremely rapid growth. In addition to new small breweries, large domestic brewers produced craft-style beers and contract brewers used excess regional brewery capacity to add brands. Stores and pubs found it difficult to find room for all the brands that were available, and the consumer was faced with bewildering variety. The market saturation which began in 1996, resulted in excess capacity throughout the industry.

The large national breweries (Anheuser-Busch, Miller Brewing Company and Adolph Coors Brewing Company) continued to dominate the market in 1999 with approximately an aggregate 82% share, according to Maxwell Report, February
2000. In 1999, Pabst Brewing Company purchased The Stroh Brewing Company, closing most of its breweries and selling off some of its brands to Miller Brewing Company, which eliminated some of the excess capacity in the industry. Additionally, Pabst closed all but one of its own breweries and now contracts most of its production to Miller Brewing Company. Consolidation in the industry is expected to continue on every level for at least another year.

In 1999, sales of imported beer continued to increase, with most of the growth in Corona, Heineken, Molson, Labatts, and Guinness, while the growth of domestic beer consumption slowed. The domestic specialty and the imported beer markets currently account for approximately 3% and 9%, respectively of the total U.S. beer market, according to Beer Marketers Insight, January 2000 and February 2000.

Specialty Beer Industry--Pacific Northwest. Sales of specialty beers in Oregon increased by approximately 7% in 1999, compared to 2% in 1998 and 1% 1997; and accounted for approximately an 11% and 10% market share in 1999 and 1998, respectively, according to Oregon Liquor Control Commission's beer sales data for the respective periods. Oregon and Washington are considered to be mature markets in the U.S. specialty beer segment. Consequently, the Company believes that future growth will be more difficult in these two states.

Products

The Company offers a wide variety of specialty beers. The complete product line includes core brands, which are available year-round, a rotating selection of seasonal brands, and specialty products. Draft product (kegs) accounted for approximately 35% and 39% of the Company's beer shipments in 1999 and 1998, respectively.

Portland Brewing Company's core brands include:

     MacTarnahan's Scottish Style Amber Ale. MacTarnahan's Scottish Style Amber Ale is a complex, copper-colored Scottish style ale of great character made with pale and caramel malts and Cascade hops, and is available in draft, 12 oz. and 22 oz. bottles and a 12 ounce (355 ml.) can.

     Original Honey Beer. Original (Oregon) Honey Beer is a pale light-bodied ale made with two-row barley malt, Oregon clover honey, and Nugget and Willamette hops, and is available in draft, 12 oz. and 22 oz. packages.

     Haystack Black Porter. Haystack Black Porter contains a balance of domestic pale, caramel and black malts, enhanced with imported English chocolate malt, and is available in draft and 12 oz. packages.

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

     Portland Pale Ale (also known as Kornhauser's Oast Ale). A modified recipe of the founders' original is a clean light-bodied malt ale with ample hop aroma and a crisp refreshing finish. The ale is brewed with two-row barley malt and a blend of Northwest hops, including an aromatic hop oil extract added after filtration, and is offered from April through August.

     Uncle Otto's Oktoberfest Maerzen. This beer, lagered for a full two months, is created using a blend of pale and select specialty malts, spiced with Northern Brewer and Bohemian Saaz hops, and is offered in September and October.

     BobbyDazzler Old London Style Holiday Ale. This holiday ale, is made with five malts yielding very rich character and burgundy color and a dry hop process which adds great aroma. This ale is offered from November through January.

Saxer Brewing Company brands include:

     Saxer Bock. This beer is a golden, Helles Bock brewed in the true Bavarian lager tradition. It is brewed with 40% more malt than normal lager giving it a truly unique malty sweetness and a rich aroma.

     Saxer Dunkel Bock. This beer is also brewed in the true Bavarian style but with darker malts delivering a very rich, roasted malt sweetness.

     Saxer Pilsner. This beer is a golden lager replicating the tradition that started in Pilsen, Czech Republic (then Bohemia, Germany). It is very dry to the palate yet it is very aromatic because of its unique hopping.

     Saxer Lemon Lager. This is a lager beer with sucrose and flavorings added to make a unique refreshing citrus taste.

Nor'wester brands include:

     Nor'wester Hefe-weizen. This is an American style hefe-weizen brewed with wheat malt and left unfiltered to preserve all the flavor and aroma.

     Raspberry Hefe-weizen. This is a wheat ale flavored with raspberry and other natural flavors left unfiltered to preserve all the natural flavors and aromas.

     Nor'wester Oregon Pale Ale. This is a blonde ale with a crisp hop profile and full-bodied malt character.

     Smith Rock Bock. This beer has a malty-sweet character and toffee-like flavors brewed as a traditional pale bock.

     Mr. Angel Oktoberfest. This is a classic Munich-style lager originally brewed to celebrate the wedding of the Prince of Bavaria.

Restaurant

The Company operates a restaurant, The Tap Room, which is located at the Company's brewery. The Tap Room is a tasting room and restaurant that is upscale in comparison to other brewpubs in the region. The Tap Room has a European atmosphere, a wood-burning fireplace, outdoor patio and a terrace with an arbor.

Marketing and Sales

The Company uses both licensed beer and wine distributors/wholesalers to sell to and service on- and off-premise accounts for specific geographic territories. These distributors maintain broad distribution in the Company's core markets i.e., Oregon, Washington and California. Columbia Distributing Company services almost all of the major markets in Oregon and Washington. In California, Wine Warehouse represents the Company on a state wide basis handling most of the Company's sales to that state. The Company expects that Columbia Distributing and Wine Warehouse will continue to be large volume distributors of its products in 2000. Approximately 73 distributors represent the Company in its Western Markets and the Company employs 11 salespeople to service its core markets: six in Oregon, three in Washington, and two in California. Additionally, one brand manager, two salespeople and two drivers are employed to support the Saxer and Nor'wester brands. Because of the excess capacity in the industry, and the mature markets of the Pacific Northwest, the Company has been expanding sales into other markets for the last three years and is now represented in 44 states. Shipments for all markets east of the Rocky Mountains accounted for 9% and 8% of total shipments in 1999 and 1998, respectively. With consolidation of independent distributors accelerating, the Company may be required to further adjust its distribution arrangements in the future.

The Company's 1999 marketing plan focused on key western U.S. markets including Oregon, Washington and California. Secondary markets include virtually all of the western United States including Hawaii and Alaska and many states east of the Rocky Mountains.

The Company has shifted its focus to individual brands and especially its flagship, MacTarnahan's Scottish Style Amber Ale, from the family of brands approach it had been following. Going forward, the Company plans to continue to direct a significant portion of its marketing budget toward promoting MacTarnahan's Scottish Style Amber Ale while secondary brands will receive less support. The Company continues to enhance consumer awareness through increased promotional and advertising activity in selected sports, music and community activities which offer opportunities for introduction to the Company and sampling of its brands. These include opportunities associated with the Seattle Seahawks, the Portland Trailblazers and the Highland Games in Oregon and California. Because of the intense competition for draft accounts in larger cities, the Company's marketing efforts have been concentrated on increasing packaged authorizations in chain retailers. In Oregon, the Company focuses equally on draft and package sales.

Trademarks

The Company has a program to obtain United States trademark registrations for its key bottled brands. The Company owns federal trademark registrations for the names Portland Brewing, MacTarnahan's, Haystack Black, ZigZag River Lager, and Woodstock IPA; the Oregon Honey Beer label design and MacTarnahan's label design; and the mark Portland Brewing. The Company has pending applications for federal registration of the brand names Thunderhead Cream Stout, BobbyDazzler Ale, "Mac's" and the running Mac design icon. To the best of the Company's knowledge, it has the right to use these marks on a nationwide basis in connection with malt beverages.

The Company has long maintained a practice of registering its brand names as trademarks in the State of Oregon. It owns Oregon registrations for numerous marks, including the brand names Haystack Black, Uncle Otto's Oktoberfest, Portland Porter, Portland Brewing, Portland Ale and Malarkey's Wild Irish Ale. In addition, the Company owns state registrations in California, Washington and Colorado for key brand names. To the best of the Company's knowledge, it has the right to use the brand name of each of its current products in areas where those products are currently distributed.

In January 2000, the Company acquired from Saxer Brewing Company federally registered trademarks for the names Nor'wester, Saxer, Three Finger Jack, Peach Creme, Blacksmith, and Saxer's Lemon Lager; and the design marks for Lemon Lager and Nor'wester. To the best of the Company's knowledge, it has the right to use these marks on a nationwide basis in connection with malt beverages.

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

Sales of domestic specialty beer to chain stores increased only an estimated 1.3% in 1999, compared to 0.6% in 1998 and 8% percent in 1997. (Beer Marketer's Insights - February 2000) In the northwestern U.S. markets, the top 10 domestic specialty brewers experienced mixed performance in 1999 as four of them reported sales decreases in California and Oregon, and six of them reported sales decreases in Washington. (Oregon Liquor Control Commission and Washington State Liquor Control Board, November 1999 data)

As distributors and retailers become more selective in accepting new brands, the rate of domestic specialty brewery openings continues to decline. In 1999 in the U.S., 39 domestic specialty breweries opened and 47 closed. However, in that same time period, 125 BrewPubs opened and 66 closed, indicating significant growth in these venues. (Institute of Brewing Studies, February 2000). The Company believes that price discounting, solidifying distribution, maintaining shelf space and increasing sales and marketing efforts will continue to be key to near and long term survival.

Growing demand for imported beer has also negatively impacted sales of domestic specialty beer. Import sales increased 21% in Oregon and 9% in Washington in 1999, compared to 1998. Nationally, import beers outsell domestic specialty beers approximately three to one. However, in the northwestern U.S., domestic specialty beers outsell imports approximately four to three. (Oregon Liquor Control Commission and Washington State Liquor Control Board November 1999 data)

Governmental Regulation

The production and sale of alcoholic beverages is subject to extensive regulation by the Federal Bureau of Alcohol, Tobacco and Firearms and individual states' alcoholic beverage regulatory agencies.

License Description. The Company operates under a Brewery Public House license which allow sales off-premise as well as through up to two retail outlets. The Company operates one restaurant at its brewery. The Company is currently in the process of changing its license to a Brewery license, which will allow production, sales and distribution. Breweries under 200,000 barrels of annual production are also allowed to have one retail outlet on brewery premises, i.e. The Tap Room.

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

Research and Development

The Company had minimal research and development expenditures in 1999 and 1998, and had no customer sponsored research and development activities during such periods. However, the Company has from time to time, developed new products. Such products are sold to retail customers and, accordingly, associated development costs are expensed as cost of goods sold.

Employees

As of December 31, 1999, the Company had 99 employees (84 full time), including 33 in brewing, bottling and shipping operations, 36 in retail operations, six in administration, 19 in sales and marketing and five in the Company's hand truck business. None of the Company's employees are covered by collective bargaining agreements. The Company provides its full-time employees with health, dental and life insurance, short and long term disability, and a 401(k) plan. No contributions were made by the Company to the 401(k) plan in 1999 or 1998. The Company believes its employee relations are good.

Concentrations of Risk

Distributor Concentration. In 1999, wholesale distributors accounted for 84% of the Company's shipments, of which 54% were to Oregon distributors. The Company's largest distributor, Columbia Distributing Company, which distributes the Company's products in Oregon and Washington accounted for approximately 40% of the Company's net sales in 1999. The next largest distributor accounted for approximately 16% of the Company's net sales for the same period. Distribution agreements generally grant exclusive territories to distributors. Distribution agreements and applicable state laws limit the ability of the Company to terminate such agreements. The Company's distributors also market and distribute competing brands. While the Company believes it has good relationships with most of its distributors, the Company can give no assurance that each of its distributors will continue to effectively market and distribute the Company's beer. Because state liquor laws and/or standard contractual provisions limit the Company's ability to terminate a distribution agreement, the Company can give no assurance that a distributor for any given geographic area could be replaced without cost or replaced immediately, either temporarily or permanently, in the event the distributor was performing poorly in its efforts to distribute the Company's products or was otherwise unable to perform (e.g. as a result of an employee strike or damage caused by fire or natural disaster). The Company's inability to replace a non-performing or poorly performing distributor in a timely fashion and/or with minimal cost could have a significant adverse effect on the Company's results of operations, particularly if the distributor were Columbia Distributing Company, the Company's largest distributor.

Increased Competition and Saturation in the Specialty Beer Industry. (See "Overview" and "Competition" above.) Increased competition and the proliferation of brands in the specialty beer industry has had and may continue to have an adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the specialty beer industry will experience growth, that it will not experience a downturn or that any downturn will not be severe. The Company's future success will depend upon its ability to continue to build brand awareness and increase sales and profits.

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

Environmental Matters

The Company has addressed the waste water treatment issues raised in a March 1998 letter from the City of Portland, Oregon. In 1999, the Company implemented a solution to ensure continued compliance with appropriate standards which cost approximately $65,000. The Company is not aware of any other environmental matters.

Sources of Liquidity

The Company requires capital principally to fund its working capital needs. The Company has met its capital requirements through cash flow from operations, bank borrowings, loans from shareholders and the private and public sale of its Common Stock.

In 1998, the Company recorded an extraordinary gain of $1,200,279 related to a debt restructuring. In connection with the debt restructuring, the MacTarnahan Limited Partnership (a related party) purchased certain secured Company debt of the Company, which in turn resulted in a net loan payable from the Company to the MacTarnahan Limited Partnership of $2.1 million. (See Item 11 - Interest of Management and Others in Certain Transactions - Purchase and Restructuring of Secured Debt.) The $2.1 million term loan ("Term Loan") is secured by receivables, inventory, equipment and general intangibles of the Company. The Term Loan bears interest at a per annum rate equal to the prime lending rate of the Bank of the Northwest plus 1% (9.5% at December 31, 1999). The Term Loan was originally due on January 31, 2000. On January 31, 2000, the available borrowing capacity of the Term Loan was increased to $2,500,000 and the maturity date was extended to April 1, 2001. In March 2000, the Company borrowed an additional $400,000 under the Term Loan and paid $400,000 of the amounts outstanding under its revolving line of credit (see below). The Company expects to place the debt permanently with a financial institution by April 1, 2001 or pay off the debt through the raising of additional capital. There can be no assurance that the Company will be able to obtain permanent financing from a financial institution or that the Company will be able to raise additional capital on commercially reasonable terms or at all. (See Item 11 - Interest of Management and Others in Certain Transactions - Purchase and Restructuring of Secured Debt.)

In 1998, the Company was relieved of $272,915 of trade accounts payable and issued notes in the aggregate principal amount of $148,065 to trade creditors, to be paid over a five-year period. The notes mature on September 1, 2003 and bear interest at 6% per annum. At December 31, 1999, $112,805 remained outstanding under these notes.

The Company has a $750,000 revolving line of credit ("Revolving Line") with Washington Mutual Bank (d.b.a. Western Bank), under which $435,465 was outstanding at December 31, 1999. Payment of the Revolving Line is secured by certain of the Company's assets and is guaranteed by certain of the Company's shareholders. Interest is payable monthly at a per annum rate equal to prime rate plus 1% (9.5% at December 31, 1999). In February 2000, the Revolving Line was increased to $1,000,000, and the expiration date was extended to June 1, 2001. In March 2000, the Company paid $400,000 of the amounts outstanding under the Revolving Line.

On March 1, 1999, Harmer Mill & Logging Supply Co. (dba Harmer Company) and the Charles A. Adams Family Trust each purchased 2,885 shares of the Company's Series A Preferred Stock ("Series A") for $52 per share, resulting in aggregate proceeds to the Company of $300,040. (See Item 11 - Interest of Management and Others in Certain Transactions -Series A Preferred Stock.)

In December 1997, the Company borrowed a total of $400,000 from two of its shareholders under 10% Amortizing Subordinated Notes (the "Notes"). On August 25, 1998, the two shareholders agreed to cancel the Notes in exchange for 645,162 shares of the Company's Common Stock, resulting in the issuance of a total of 1,290,324 shares. (See Item 11 - Interest of Management and Others in Certain Transactions - 10% Amortizing Subordinated Notes.)

Liquidity Risks

Competition. The Company operates in the specialty beer industry. Intense competition and the proliferation of new brands has had and may continue to have an adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to increase its sales volume or be able to maintain its selling prices in existing markets or new markets. (See "Overview" and "Competition" above.)

Operating Losses. The Company experienced significant operating losses during the years ended December 31, 1999, 1998 and 1997, and has continued to incur losses in the first quarter of 2000. Operating results have and may continue to fluctuate as a result of many factors including lower sales volumes and selling prices, increased depreciation and other fixed operating costs as a percent of sales during periods when the Company's brewery is at less than full capacity, changes in product mix, increased selling and marketing costs incurred as the Company protects its business in existing markets and increased transportation costs as it develops business in new geographic markets.

Purchase of Assets from Saxer Brewing Company. In January 2000 the Company purchased inventory, equipment and the Saxer and Nor'wester brands from Saxer Brewing Company. In March 2000 the Company began production of these brands at its Portland brewery. The Company believes that the additional volume will strengthen its financial performance over time. However, the production and distribution of the Saxer and Nor'wester brands requires additional working capital. The Company has also agreed to pay certain amounts based on barrel sales of the Saxer and Nor'wester brands. Subsequent to December 31, 1999, the Company increased its Term Loan from $2.1 million to $2.5 million and its Revolving Line from $750,000 to $1,000,000 to accommodate its anticipated additional working capital needs. There are no assurances that the production and distribution of the Saxer and Nor'wester brands will provide sufficient cash flow from operations to accommodate the increased working capital needs and repayment of the increased debt.

Ability to Refinance or Retire Outstanding Debt. The Company has a Term Loan payable to the MacTarnahan Limited Partnership (a related party) of $2.1 million. The Term Loan was originally due on January 31, 2000. On January 31, 2000, the available borrowing capacity of the Term Loan was increased to $2,500,000 and the maturity date was extended to April 1, 2001. In March 2000, the Company borrowed an additional $400,000 under the Term Loan and paid $400,000 of the amounts outstanding under its Revolving Line. The Company expects to place the debt permanently with a financial institution by April 1, 2001 or pay off the debt through the raising of additional capital. There can be no assurance that the Company will be able to obtain permanent financing from a financial institution or that the Company will be able to raise additional capital on commercially reasonable terms or at all. (See Item 11 - Interest of Management and Others in Certain Transactions - Purchase and Restructuring of Secured Debt.)

The Company's working capital requirements over the next year are expected to be met from cash flow through operations, funds available under the Revolving Line and, if appropriate and available, additional equity offerings and/or borrowings from other lenders. There can be no assurance the Company will be able to raise additional funds through equity offerings or additional borrowings.

Year 2000 Issue

Costs directly related to Year 2000 remediation efforts were immaterial in 1999 and the Company does not expect to incur additional expense in addressing Year 2000 issues. As of the date of this filing, the Company has not experienced any Year 2000 issues with respect to its computer equipment and software or any disruptions with its significant vendors or customers, or problems in processing orders and billings. Additionally, the Company has not experienced difficulties relating to Year 2000 issues resulting in disruption of service from its infrastructure suppliers or its telecommunications and transportation supply channels.

Item 7.  Description of Property
-------  -----------------------

The Company's brewery, located at 2730 NW 31st Avenue in Portland, showcases the copper brewing vessels and equipment acquired in 1991 from the Sixenbrau brewery in Nordlingen, Germany. The brewery opened in 1993 and has a present annual production capacity of approximately 135,000 barrels of ale. The brewery has 27,000 square feet of manufacturing, shipping and warehouse space with a 1,000 square foot, three-story brewhouse (to display the copper brewing vessels), and 3,000 square feet of offices. Also included is a 3,000 square foot restaurant, The Tap Room, complete with an outdoor seating area. The brewery lease is for a 15 year term which commenced June 15, 1993. The monthly rent is $24,906 plus property taxes, insurance and maintenance, with an adjustment for inflation or changes in fair market rental value on July 1, 1998 and July 1, 2003. The increased rental adjustment was determined subsequent to July 1, 1998, resulting in a $19,922 charge which was paid by the Company in twelve monthly installments beginning February 1, 1999. (See Notes 7 and 9 of Notes to Consolidated Financial Statements and Item 11- Interest of Management and Others in Certain Transactions - Lease Agreement with Portland Brewing Building, L.L.C.)

In May 1999, the Company entered into a lease with a related party for approximately 23,000 square feet of space in a building adjoining its brewery located at 2750 NW 31st Avenue in Portland, Oregon ("Adjacent Building"). The initial term of the lease is five years, with an option to extend the term until June 14, 2008, with base rent of $12,000 per month, plus a share of taxes and operating expenses. The Company subleases approximately 13,000 square feet of the Adjacent Building to Power Transmission Products, Inc. for approximately $5,000 per month. The sublease expires in April 2000, with a one-year renewal option. In March 2000, the Company reduced the amount of subleased space by taking back for its own use approximately 4,700 square feet, which will reduce the sublease amount to approximately $3,200 per month. In 1999, L & L reimbursed the Company $218,000 for its costs in constructing the shipping dock at this property in 1996. (See Note 9 of Notes to Consolidated Financial Statements and
Item 11- Interest of Management and Others in Certain Transactions - Lease Agreement with L & L Land Company.)

In October 1999, in connection with the purchase of Harco, the Company entered into a lease with a related party for approximately 5,600 square feet of space in which Harco operates. Rent under the lease is $2,500 per month and the term of the lease is five years, and can be terminated upon 60 days notice by the Company. (See Note 9 of Notes to Consolidated Financial Statements and Item 11-Interest of Management and Others in Certain Transactions - Acquisition of Harco Products, Inc. and Note 3 of Notes to Consolidated Financial Statements)

Item 8.  Directors, Executive Officers and Significant Employees
-------  -------------------------------------------------------

Directors. The following lists the persons currently serving as directors along with certain information. The term of office for each person elected as a director continues until the next Annual Meeting of Shareholders and until a successor has been elected and qualified.

                     Name of Director                             Age

                     Charles A. (Tony) Adams                      53
                     Frederick L. Bowman                          55
                     Steven C. Goebel                             45
                     Robert M. MacTarnahan                        85
                     R. Scott MacTarnahan                         53
                     Howard M. Wall, Jr.                          54


Charles A. (Tony) Adams. Mr. Adams has been Chairman of the Board of Directors and President and Chief Executive Officer of the Company since February 1992. He has been a Director of the Company since October 1988. Mr. Adams is president of Electra Partners, Inc., a private investment holding company. Mr. Adams was active in the real estate business beginning in 1973, including owning and operating his own real estate company until 1983, when he became a sales associate at CB Commercial Real Estate Group, Inc., where he was employed until 1992. He holds a B.A. in Geology from the University of Virginia and has studied graduate level economics and business administration at the University of San Francisco, Portland State University and Stanford University. Mr. Adams is a director of Portco Corporation, a company which Howard M. Wall, Jr., a board member of the Company, is president and chief executive officer.

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

Steven C. Goebel. In connection with the Company's purchase of certain assets from Saxer Brewing Company in February 2000, Mr. Goebel was appointed a Director of the Company. Mr. Goebel has been a director and president of Saxer Brewing Company since 1995. Prior to that, Mr. Goebel was employed by The Mead Corporation for twelve years in various marketing, sales and manufacturing positions. Mr. Goebel is a graduate of the University of Cincinnati and has also completed The Program for Management Development at Harvard School of Business.

Robert M. MacTarnahan. Mr. MacTarnahan has been a Director since July 1985. Mr. MacTarnahan has been a partner in Harmer Company and Black Lake Investments for more than five years. Until October 31, 1999, Mr. MacTarnahan was the president of Honeyman Aluminum Products Company, a manufacturer of hand trucks for the beverage industry, for more than 10 years. He is also active in the promotion of the Company and the Company's MacTarnahan's Ale is named after him. See "Certain Relationships And Related Transactions." Mr. R. Scott MacTarnahan is his son.

R. Scott MacTarnahan. Mr. MacTarnahan has been a Director since July 1985. Until October 31, 1999, he was the vice president and general manager of Honeyman Aluminum Products Company and has been the vice president and general manager of Harmer Company for more than 10 years. Mr. MacTarnahan received a B.S. in Business Administration from Portland State University in 1968. Mr. Robert M. MacTarnahan is his father.

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


Executive Officers. The following lists the names, ages and positions of the Company's current executive officers, along with certain other information. The Company's officers are elected by the Board of Directors at its annual meeting, and hold office until the next annual meeting of the Board of Directors and until their successors are elected and qualified.


     Name                       Age   Position(s) with Company
     ----                       ---   ------------------------
     Charles A. (Tony) Adams    53    Chairman of the Board, President and Chief
                                      Executive Officer
     Glenmore James             45    Executive Vice President, Chief Financial
                                      Officer and Chief Operating Officer
     Frederick L. Bowman        55    Vice President, Treasurer and Secretary
     Mark Carver                46    Vice President, Sales
     Michael Skelley            38    Vice President, Sales

For information on the business background of Mr. Adams and Mr. Bowman, see "Directors" above.

Glenmore James. Mr. James has been Executive Vice President and Chief Financial Officer since June 1994, served as Executive Vice President and Treasurer from June 1994 until July 1997, and served as Secretary from September 1996 until July 1997. In July 1997 Mr. James was elected Chief Operating Officer. He joined the Company full-time in April 1994. Prior to that, Mr. James acted as a consultant to the Company. Mr. James is responsible for the financial and operations departments of the Company. Mr. James has worked for over twenty years in the Portland area business community, initially in financial accounting management positions in various manufacturing and distribution companies and more recently as an independent business consultant. Mr. James received his ICSA certification in 1976 from Anglia University, England.

Mark Carver. Mr. Carver has been Vice President, Sales since September 1999, and served as National Off-Premise Sales Manager and National Account Manager from 1995 until September 1999. Mr. Carver joined the Company in 1991. Prior to that, Mr. Carver worked at the wholesale distributor level for 13 years with Pepsi Cola and Columbia Distributing in the Portland, Oregon market. Mr. Carver received his Bachelor of Science Degree in 1975 from the University of Oregon.

Michael Skelley. Mr. Skelley has been Vice President, Sales since September 1999, has served as Director of Sales & Marketing - Central and Eastern markets from January 1998 until September 1999, and has served as General Sales Manager
- Midwest and East from June 1996 until January 1998. Mr. Skelley has worked in the beverage industry for 12 years and has 17 years of consumer product sales and marketing experience. Mr. Skelley received his Bachelor of Arts Degree in Business Administration/Marketing in 1984 from Coe College, Cedar Rapids, Iowa.

Item 9.  Remuneration of Directors and Officers
-------  --------------------------------------

a. Director and Officer Remuneration

Directors receive no cash compensation for serving on the Board of Directors. Each Director, with the exception of Mr. Adams, has been granted options under the Company's Non-Qualified Stock Option Plan ("NQSOP"). As of December 31, 1999, options to purchase 13,500 shares of the Company's Common Stock at $5.3333 per share are outstanding under the NQSOP. No options were granted under the NQSOP in 1999.

The following table sets forth information regarding all cash compensation earned by each of the three most highly compensated officers and all officers as a group for the year ended December 31, 1999.

                       Capacities in Which                          Aggregate
     Name              Remuneration Was Received                    Remuneration
     ----              -------------------------                    ------------
Mark Carver            Vice President, Sales                        $   77,696

Glenmore James         Executive Vice President, Chief Financial
                       Officer and Chief Operating Officer             106,749

Michael Skelley        Vice President, Sales                           104,012

All officers as
a group (5 persons)                                                $   413,575

b. Remuneration Plans

Incentive Stock Option Plan. In October 1992, the shareholders of the Company approved the Company's Incentive Stock Option Plan ("ISOP"). The ISOP is administered by the Company's Board of Directors and provides for grants to officers and employees of options to acquire shares of the Company's Common Stock, subject to the limitations set forth in the ISOP. The ISOP was amended in December 1998 to increase the number of shares available for issuance thereunder from 163,500 to 400,000. Pursuant to the ISOP, the granting of options is at the discretion of the Board of Directors, and it has the authority to set the terms and conditions of the options granted, including the option exercise price which must be a price equal to at least 100% of the fair market value of the subject shares of Common Stock at the time the option is granted. As of December 31, 1999, options covering 361,550 shares of the Company's Common Stock were outstanding under the ISOP.

Incentive Stock Option Repricing. The Company maintains its ISOP to provide incentives to the Company's key employees to exert their best efforts on behalf of the Company. In 1999, the Company noted that there was a significant difference between the exercise prices of stock options held by its employees and the market value of the underlying stock which results in options providing little incentive. The Board of Directors determined that establishing new, shorter term options, based on pricing which more closely reflects the underlying stock price, was crucial to obtaining and retaining its personnel. Accordingly, in May 1999, options to purchase 118,800 shares of Common Stock at prices ranging from $3.33 to $7.00 per share were repriced and regranted on different terms, of which options to purchase 72,000 shares were held by executive officers of the Company. Repriced options to purchase 82,800 shares were issued at an exercise price of $0.54 per share and repriced options granted to Mr. Adams to purchase 36,000 shares were issued at an exercise price of $0.594 per share. All of the repriced options become exercisable on May 20, 2000.

Restated Cash Incentive Plan. The Company may award its officers and employees, under its Restated Cash Incentive Plan ("the Plan"), bonuses in an amount up to 10 percent (10%) of net operating profits before taxes. Awards under the Plan will be allocated among the officers and employees in accordance with the provisions of the Plan at the discretion of the Board of Directors. No amounts were awarded in 1999 or 1998 under the Plan.

Non-Qualified Stock Option Plan. In August 1994, the Board of Directors adopted the 1994 Non-Qualified Stock Option Plan ("NQSOP"). The NQSOP is administered by the Board of Directors and provides for grants to officers, employees, directors and consultants of options to acquire up to 45,000 shares of the Company's Common Stock at an exercise price of at least 85% of the fair market value of the subject shares of Common Stock at the time the option is granted. The granting of options is at the discretion of the Board of Directors. As of December 31, 1999, options covering 13,500 shares of the Company's Common Stock were outstanding under the NQSOP.

Item 10.  Security Ownership of Management and Certain Security Holders
--------  -------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of voting equity securities of the Company as of March 1, 2000 as to
(i) each person who is known by the Company to own beneficially 10% or more of the outstanding shares of such class of voting equity securities of the Company,
(ii) each of the three most highly compensated officers and (iii) all Directors and officers as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the voting equity securities owned by them.

                                                                                         Series A
                                                         Common Stock              Preferred Stock (13)
                                                  ---------------------------   --------------------------
                                                     Shares       Percent of       Shares      Percent of
         Name of Beneficial Owner or              Beneficially      Shares      Beneficially     Shares
         Number of Persons in Group                 Owned (1)     Outstanding    Owned (1)     Outstanding
         --------------------------                 ---------     -----------    ---------     -----------
      Shareholder Group (12)                        2,376,697.5      46.4  %       5,770         100  %

      Robert M. MacTarnahan (2) (3) (12)            2,376,697.5      46.4          5,770         100

      R. Scott MacTarnahan (2) (4) (12)             2,376,697.5      46.4          5,770         100

      Charles A. (Tony) Adams (2) (5) (12)          2,376,697.5      46.4          5,770         100

      Saxer Brewing Company (7)                       900,000        18.1
      5875 SW Lake View Blvd.
      Lake Oswego, OR 97035

      Frederick L. Bowman (2) (6)                      72,445         1.4             -           -

      Steven C. Goebel (2) (7)                               --        --             -           -

      Mark Carver (2) (8)                              29,100           *             -           -

      Michael Skelley (2) (9)                          25,000           *             -           -

      Glenmore James (2) (10)                          79,500         1.6             -           -

      All Officers and Directors as a group,
      (nine persons)  (11) (12)                     2,593,392.5      49.1  %       5,770         100  %


     * Represents beneficial ownership of less than 1% of the outstanding Common Stock.

     (1) Beneficial ownership includes voting power and investment power with respect to shares and includes shares issuable upon the exercise of outstanding stock options and warrants.

     (2) The business address for these individuals is 2730 NW 31st Avenue, Portland, Oregon 97210.

     (3) Includes 22,860 shares owned individually by Mr. Robert M. MacTarnahan, 433,971 shares owned by the MacTarnahan Family Trust, 73,335 shares held by Black Lake Investments and 765,162 shares held by Harmer Mill & Logging Supply Co. (dba Harmer Company), each of which is controlled by Mr. and Mrs. Robert M. MacTarnahan and Mr. R. Scott MacTarnahan, 43,848.75 shares which may be purchased for $3.3333 per share upon exercise of a warrant held by MacTarnahan Limited Partnership, whose general partner is Harmer Mill & Logging Supply Co. and whose limited partners are Mr. Robert M. MacTarnahan and Mrs. Ruth MacTarnahan and 6,000 shares which may be purchased for $5.3333 per share upon exercise of a non-qualified stock option held by Mr. Robert
          M. MacTarnahan. See note 12.

     (4) Includes 108,492 shares owned individually by Mr. R. Scott MacTarnahan, 73,335 shares held by Black Lake Investments, 765,162 shares held by Harmer Mill & Logging Supply Co, each of which is controlled by Mr. Robert M. MacTarnahan and Mr. R. Scott MacTarnahan, 600 shares held by Mr. R. Scott MacTarnahan's spouse, 43,848.75 shares which may be purchased for $3.333 per share upon exercise of a warrant held by MacTarnahan Limited Partnership, whose general partner is Harmer Mill & Logging Supply Co. and whose limited partners are Mr. Robert M. MacTarnahan and Mrs. Ruth MacTarnahan and 6,000 shares which may be purchased for $5.333 per share upon exercise of a non-qualified stock option held by Mr. R. Scott MacTarnahan. See note 12.

     (5) Includes 180,300 shares held by Electra Partners, Inc., an entity controlled by Mr. Adams, 666,192 shares held by Mr. Adams as Trustee of the Charles A. Adams Family Trust, 525 shares held by Mr. Adams' daughter and 525 shares held by Mr. Adams' son, 32,886.75 shares which may be purchased for $3.3333 upon exercise of a warrant held by Electra Partners, Inc. and 36,000 shares which may be purchased for $0.594 per share upon exercise of incentive stock options held by Mr. Adams. See note 12.

     (6) Includes 44,445 shares owned individually by Mr. Bowman, and 28,000 shares which may be purchased for $0.54 per share upon exercise of incentive stock options held by Mr. Bowman.

     (7) The information as to beneficial ownership is based on a Schedule 13D filed with the Securities and Exchange Commission by Saxer Brewing Company on February 8, 2000, reflecting its beneficial ownership of Common Stock as of January 31, 2000. The Schedule 13D states that Saxer Brewing Company has sole voting power with respect to 900,000 shares of Common Stock. Mr. Goebel, who is a director and the president of Saxer Brewing Company, disclaims beneficial ownership of these shares.

     (8) Includes 1,100 shares owned individually by Mr. Carver and 28,000 shares which may be purchased for $0.54 per share upon exercise of incentive stock options held by Mr. Carver

     (9) Includes 25,000 shares which may be purchased for $0.54 per share upon exercise of incentive stock options held by Mr. Skelley.

     (10) Includes 1,500 shares owned individually by Mr. James and 78,000 shares which may be purchased for $0.54 per share upon exercise of incentive stock options held by Mr. James.

     (11) Includes 208,500 shares which may be purchased for prices ranging from $0.54 to $5.33 per share, upon exercise of stock options held by all Directors and officers, as a group. Includes 43,848.75 shares which may be purchased for $3.3333 per share upon exercise of a warrant held by MacTarnahan Limited Partnership and 32,886.75 shares which may be purchased for $3.3333 upon exercise of a warrant held by Electra Partners, Inc.

     (12) Robert M. MacTarnahan, Robert S. MacTarnahan, Harmer Mill & Logging Supply Co. (dba Harmer Company) (11416 SW Lynnridge, Portland, Oregon 97225), MacTarnahan Family Trust (11416 SW Lynnridge, Portland, Oregon 97225), Black Lake Investments (11416 SW Lynnridge, Portland, Oregon 97225), MacTarnahan Limited Partnership (11416 SW Lynnridge, Portland, Oregon 97225), Charles A. Adams, Electra Partners, Inc. (1765 Farmington Road, Aloha, Oregon 97007) and the Charles A. Adams Family Trust (4047 Shattuck Road, Portland, Oregon 97221) are members of a "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934 ("34 Act"). Pursuant to Rule 13d-5 promulgated under the 34 Act, the group is deemed to beneficially own all shares of the Company which are beneficially owned by any member of the group and therefore the group beneficially owns 2,376,697.5 shares of Common Stock. Because each member of the group shares investment and voting control of the group shares, each member of the group is deemed to beneficially own all shares of the group. Therefore, (a) Robert M. MacTarnahan is deemed to beneficially own 1,031,520.75 shares of Common Stock in addition to the shares described in note 3, (b) R. Scott MacTarnahan is deemed to beneficially own 1,379,259.75 shares of Common Stock in addition to the shares described in note 4, and (c) Charles A. Adams is deemed to beneficially own 1,460,268.75 shares of Common Stock in addition to the shares described in note 5. See note 13 regarding Series A Preferred Stock.

     (13) On March 1, 1999, Harmer Mill & Logging Supply Co. (dba Harmer Company) and the Charles A. Adams Family Trust each purchased 2,885 shares of the Company's Series A Preferred Stock ("Series A") for $52 per share, resulting in aggregate proceeds to the Company of $300,040. As noted above in note 12, Harmer Company and the Charles A. Adams Family Trust are members of a "group" as that term is used in Section 13(d)(3) of the 34 Act. Pursuant to Rule 13d-5 promulgated under the 34 Act, the group is deemed to beneficially own all shares of the
          Company which are beneficially owned by any member of the group and therefore the group beneficially owns 5,770 shares of Series A stock. Because each member of the group shares investment and voting control of the group shares, each member of the group is deemed to beneficially own all shares of the group.


                          OPTIONS, WARRANTS AND RIGHTS

The following table sets forth certain information regarding outstanding options and warrants to purchase shares of Common Stock of the Company as of March 1, 2000 as to (i) each person who is known by the Company to own beneficially 10% or more of the outstanding shares of the Company's Common Stock, (ii) each of the three most highly compensated officers and (iii) all Directors and officers as a group.

                                     Number of Shares of Common Stock
                                          Called for by Options
Name of  Holder                                and Warrants              Exercise Price        Date of Exercise
-------------------------------        ----------------------------    -----------------     -------------------

MacTarnahan Limited Partnership
(1)                                              43,848.75                   $3.333                 (2)
Electra Partners, Inc. (1)                       32,886.75                   $3.333                 (2)
Robert M. MacTarnahan (1)                         6,000                      $5.333                 (2)
R. Scott MacTarnahan (1)                          6,000                      $5.333                 (2)
Charles A. (Tony) Adams (1)                      36,000                      $0.594                 (3)
Frederick L. Bowman                              28,000                      $0.54                  (4)
Mark Carver                                      28,000                      $0.54                  (5)
Michael Skelley                                  25,000                      $0.54                  (6)
Glenmore James                                   78,000                      $0.54                  (7)
All Directors and officers as
 a group, (nine persons)                        285,235.5                   $0.54-$5.33             (8)


     (1) As noted in Item 10 - Security Ownership of Management and Certain Security Holders, Footnote 12, each of these holders are members of a "group" as that term is used in Section 13(d)(3) of the 34 Act. Pursuant to Rule 13d-5 promulgated under the 34 Act, the group is deemed to beneficially own all shares of the Company which are beneficially owned by any member of the group and therefore the group beneficially owns 124,735.5 shares of Common Stock which may be acquired under outstanding options and warrants, as noted in the table above. Because each member of the group shares investment and voting control of the group shares, each member of the group is deemed to beneficially own all shares of the group.

     (2)  Options and warrants are currently exercisable.

     (3) Options to purchase 36,000 shares of Common Stock issued to Mr. Adams in November 1994 at $5.86 per share were repriced in May 1999 to $0.594 per share. These options become exercisable on May 20, 2000. See "Remuneration of Directors and Officers-Incentive Stock Option Repricing."

     (4) Options to purchase 8,000 shares of Common Stock issued to Mr. Bowman in January 1996 at $7.00 per share were repriced in May 1999 to $0.54 per share. See "Remuneration of Directors and Officers-Incentive Stock Option Repricing." Additionally, in May 1999, Mr. Bowman was granted options to purchase 20,000 shares Common Stock at $0.54 per share. All of Mr. Bowman's outstanding options become exercisable on May 20, 2000.

     (5) Options to purchase 28,000 shares of Common Stock issued to Mr. Carver in July 1993 at $3.33 per share were repriced in May 1999 at $0.54 per share. See "Remuneration of Directors and Officers-Incentive Stock Option Repricing." All of Mr. Carver's outstanding options become exercisable on May 20, 2000.

     (6) Options to purchase 25,000 shares of Common Stock issued to Mr. Skelley in August, 1996 at $7.00 per share were repriced in May 1999 at $0.54 per share. See "Remuneration of Directors and Officers-Incentive Stock Option Repricing." All of Mr. Skelley's outstanding options become exercisable on May 20, 2000.

     (7) Options to purchase 28,000 shares of Common Stock issued to Mr. James at various dates from November 1994 to April 1997 at prices ranging from $5.33 to $7.00 per share were repriced in May 1999 to $0.54 per share. See "Remuneration of Directors and Officers-Incentive Stock Option Repricing." Additionally, in May 1999, Mr. James was granted options to purchase 50,000 shares Common Stock at $0.54 per share. All of Mr. James' outstanding options become exercisable on May 20, 2000.

     (8)  As of December 31, 1999,  options to purchase  13,500 shares of Common
          Stock were exercisable. Options to purchase the remaining 195,000 shares of Common Stock become exercisable on May 20, 2000. As of December 31, 1999, warrants to purchase 76,735.5 shares of Common Stock were exercisable.


Item 11.  Interest of Management and Others in Certain Transactions
--------  ---------------------------------------------------------

Saxer Brewing Company Asset Purchase

On January 31, 2000, the Company purchased certain assets (equipment and brands) from Saxer Brewing Company for 900,000 shares of the Company's common stock, $150,000 cash and a three year agreement to pay certain amounts based on barrel sales of the Saxer and Nor'wester brands, such amount secured by the Saxer and Nor'wester brands. In connection with the purchase, Mr. Goebel, a majority shareholder of Saxer Brewing Company, was appointed to the board of the Company. Also in connection with the purchase, the

Company and Mr. Goebel entered into a consulting agreement under which Mr. Goebel will provide consulting services to the Company relating to brand management and marketing, for $4,500 per month. The consulting agreement terminates on May 31, 2000, and can be extended to June 30, 2000 at the option of the Company.

In connection with the purchase, Charles A. Adams, the Charles A. Adams Family Trust, Electra Partners, Inc. and Mr. Adams' children ("Adams Parties") and Robert M. MacTarnahan, R. Scott MacTarnahan and certain entities controlled by them ("MacTarnahan Parties") entered into a voting agreement. Under the voting agreement, the Adams Parties and MacTarnahan Parties agreed to vote all shares of the Company's Common Stock owned or acquired by them, for Steven C. Goebel as a director of the Company, at each annual meeting of the Company's shareholders, or at any special meeting of the Company's shareholders at which directors are elected, through January 31, 2003, subject to certain conditions as specified in the voting agreement.

Acquisition of Harco Products, Inc.

In October 1999, the Company acquired all of the outstanding common stock of Harco Products, Inc., ("Harco"), an entity controlled by Mr. and Mrs. Robert M. MacTarnahan and Mr. R. Scott MacTarnahan. Harco produces hand trucks for various industrial uses. The purchase price of $569,585, was paid by the issuance of 759,447 shares the Company's common stock valued at $0.75 per share. In connection with the acquisition, the Company received and cancelled 30,000 shares of its Common Stock that were owned by Harco. See Note 3 of Notes to Consolidated Financial Statements. Also in connection with the purchase of Harco, the Company and Mr. R. Scott MacTarnahan entered into a consulting agreement under which Mr. MacTarnahan will provide consulting services to the Company for $2,500 per month. The consulting agreement will terminate upon 30 days notice by the Company or Mr. MacTarnahan.

In connection with the purchase of Harco, the Company entered into a lease with the McTarnahan Limited Partnership, an entity controlled by two directors of the Company for approximately 5,600 square feet of space in which Harco operates.
Rent under the lease is $2,500 per month and the term of the lease is five years, and can be terminated upon 60 days notice by the Company.

Lease Agreement with Portland Brewing Building, L.L.C.

In November 1992, the Company executed a triple net, 15 year lease (with three five-year renewal options) with Portland Brewing Building Partners ("Brewing Partners"), which developed the Company's new brewery at 2730 NW 31st Avenue in Portland. The Company believes that the terms and conditions of its lease, as amended, are fair and reasonable and are no less favorable to the Company than could be obtained from unaffiliated parties. Brewing Partners was an equal 50/50 partnership of Electra Partners, Inc. ("Electra"), a company controlled by Mr. Adams, and Harmer Mill & Logging Supply Co. ("Harmer"), a company controlled by Mr. and Mrs. Robert M. MacTarnahan. In 1995, after a series of transactions, the property and the lease were contributed to Portland Brewing Building, LLC, which is owned 50% by MacTarnahan Limited Partnership (whose general partner is Harmer and whose limited partners are Robert M. MacTarnahan and Ruth MacTarnahan); 25.1604% by Electra; and 24.8396% by L & L Land Company (a general partnership consisting of Howard M. Wall, a director of the Company and his wife, Patricia
Wall). In connection with the negotiation of this lease, MacTarnahan Limited Partnership and Electra Partners, Inc. each were issued warrants for the purchase of 43,848.75 shares of Common Stock, exercisable at any time through December 31, 2002, at an exercise price of $3.333 per share.

The monthly rent is $24,906 plus property taxes, insurance and maintenance, with an adjustment for inflation or changes in fair market rental value on July 1, 1998 and July 1, 2003. The increased rental adjustment was determined subsequent to July 1, 1998, resulting in a $19,922 charge which is being paid by the Company in twelve monthly installments which began on February 1, 1999. In December 1997, in connection with the issuance of $400,000 of 10% Amortizing Subordinated Notes, the lease payments were reduced by $5,000 for each of the months of January through July 1998, and by $3,060 for each of the months of August and September 1998.

Lease Agreement with L & L Land Company

In May 1999, the Company entered into a lease of approximately 23,000 square feet of space (the "lease") located in the warehouse and office building commonly known as 2750 N.W. 31st Avenue, Portland, Oregon (the "Adjacent Building"). The Adjacent Building is owned by L & L Land Company (a general partnership consisting of Howard M. Wall, a director of the Company, and his wife, Patricia Wall). The term of the lease is 5 years, with one option to extend the term until June 14, 2008. Rent under the lease is $12,000 per month. In addition, the Company agreed to pay, as additional rent, the real property taxes for and to insure the Adjacent Building and to be responsible for certain types of maintenance and repairs. The lease contains a first opportunity to purchase the Adjacent Building. The lease is guaranteed by Robert M. MacTarnahan and Charles A. Adams. As part of the lease transaction, L & L Land Company reimbursed the Company for $218,000 for its costs in constructing the shipping dock. In connection with the lease, the Company entered into a sublease with Power Transmission Products, Inc. of approximately 13,000 square feet of office and warehouse space and a portion of the parking lot. The term of sublease is one year, with a one-year renewal and rent is $4,974 per month, plus $365 per month for real property taxes, plus payment of utilities, insurance and interior maintenance. In March 2000, the Company reduced the amount of subleased space by taking back for its own use approximately 4,700 square feet, which will reduce the sublease amount to approximately $3,200 per month. The terms of the lease and sublease were determined to be fair to the Company and approved by all members of the Board of Directors, except Mr. Wall.

License Agreement with Robert M. MacTarnahan

In July 1994, the Company entered into a License Agreement ("License Agreement") with Robert M. MacTarnahan, a director of the Company, and Harmer Mill & Logging Supply Co. ("Harmer"), a company controlled by Mr. and Mrs. Robert M. MacTarnahan. Pursuant to the License Agreement, (i) Mr. MacTarnahan conveyed to the Company the right to use his surname and its variation "MacTarnahan" as a Company trademark, and (ii) the Company has been granted an exclusive worldwide license to use Mr. MacTarnahan's likeness, image and other personal attributes to promote the sale of the Company's products, merchandise, and related materials. The license expires on December 31, 2093. In consideration of the license grant, the Company must pay a royalty of $1.00 per barrel of MacTarnahan's Ale sold by the Company for the term of the license. The Company has the right to terminate the License Agreement on 30-days' written notice and the license may also terminate under other conditions as specified in the License Agreement. In the event the license is terminated or terminates, the Company must assign its rights to the trademark "MacTarnahan" and the above variations to Mr. MacTarnahan. Royalties paid to Harmer under the License Agreement for 1999 and 1998 were $27,245 and $24,426, respectively, based on the sale of 27,245 and 24,426 barrels, respectively, of MacTarnahan's Ale during the same periods.

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

Series A Preferred Stock

On March 1, 1999, Harmer and the Charles A. Adams Family Trust each purchased 2,885 shares of the Company's Series A Preferred Stock ("Series A") for $52 per share, resulting in aggregate proceeds to the Company of $300,040. Each share of Series A is convertible on February 25, 2004 into fully paid and non-assessable shares of Common Stock at a rate of 100 shares of Common Stock for each share of Series A. The conversion ratio, which is currently 100 to 1, is subject to adjustment in the event of stock splits or stock dividends. Unless converted, the Company must redeem the Series A shares on February 25, 2004, at $52 per share plus any declared but unpaid dividends, in cash or in 24 equal monthly payments bearing interest at 12% per annum. Each shareholder of Series A is entitled to the number of votes equal to the number of shares of Common Stock into which the Series A shares can be converted and the Series A shares are entitled to vote as a separate class. Each shareholder of Series A is entitled to receive cumulative dividends at the rate of 8% per annum, when and if declared by the Board of Directors, prior to payment of dividends on Common Stock. No dividends have been declared to date. In the event of any liquidation or dissolution of the Company, either voluntary or involuntary, each shareholder of Series A shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds to the holders of Common Stock, an amount equal to $52 per share for each share of Series A and, in addition, an amount equal to all declared but unpaid dividends on Series A.

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

In September 1998, the Company entered into a revolving loan with a bank, which replaced the $600,000 Note, and in August 1999, the Company replaced the $600,000 revolving loan with new $750,000 Revolving Line. The Revolving Line is guaranteed by Robert M. MacTarnahan, Charles A. Adams, Charles A. Adams Family Trust, Harmer Mill & Logging Supply Co. and MacTarnahan Limited Partnership. In February 2000, the Revolving Line was increased to $1,000,000, and the expiration date was extended to June 1, 2001. In March 2000, the Company paid $400,000 of the amounts outstanding under the Revolving Line.

On November 18, 1998, the Company and the MacTarnahan Limited Partnership entered into a Loan Restructuring Agreement ("Restructuring Agreement") which replaced the Bank of America Loan Agreement and the Credit and Forbearance Agreement and reduced the outstanding amount of the loan previously due under the Bank of America Loan Agreement (which was subsequently assigned to the MacTarnahan Limited Partnership) to approximately $2,100,000. This in turn resulted in a net loan payable from the Company to the MacTarnahan Limited Partnership of $2.1 million, which is secured by receivables, inventory, equipment and general intangibles of the Company, and bears interest at the prime lending rate of Bank of the Northwest plus 1% per annum. This loan was due on January 31, 2000. On January 31, 2000, the available borrowing capacity of the Term Loan was increased to $2,500,000 and the maturity date was extended to April 1, 2001. In March 2000, the Company borrowed an additional $400,000 under the Term Loan and paid $400,000 of the amounts outstanding under its Revolving Line.

In connection with the Restructuring Agreement, Charles A. Adams, the Trust, Electra Partners, Inc. and Mr. Adams' children ("Adams Parties") entered into a Voting Agreement with Robert M. MacTarnahan, R. Scott MacTarnahan and certain entities controlled by them ("MacTarnahan Parties"). The Voting Agreement replaces the letter voting agreement entered into on August 26, 1998 and provides that the Adams Parties will vote all of their voting capital stock in the Company at the direction of the MacTarnahan Parties. The Voting Agreement expires upon termination of the payment of amounts owing under the Restructuring Agreement.

                                     Part II

Item 1.  Market Price and Dividends on the Registrant's Common Equity
         and Other Shareholder Matters
-------  ------------------------------------------------------------
There is no public trading market for the Company's Common Stock. The Company had 5,700 shareholders of record as of March 17, 2000. The Company has never declared any cash dividends on its Common Stock, nor does the Company intend to do so in the near future. Pursuant to certain loan agreements, the Company cannot declare or pay dividends on any of its outstanding stock, except dividends payable in Common Stock of the Company, without prior written consent of the lenders. Holders of the Company's Series A Preferred Stock are entitled to receive cumulative dividends at the rate of 8% per annum, when and if declared by the Board of Directors, prior to payment of dividends on Common Stock. No cash or stock dividends have been declared to date. The Revolving Line contains a restriction on the payment of dividends on the Company's stock without prior consent of the lender.

Item 2.  Legal Proceedings
-------  -----------------
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

Item 3.  Changes in and Disagreements with Accountants
-------  ---------------------------------------------
None.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------
No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 1999.

Item 5.  Compliance with Section 16(a) of the Exchange Act
-------  -------------------------------------------------
Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and Directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, Directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during 1999, all executive officers, Directors and greater than 10% shareholders complied with all applicable filing requirements, except the MacTarnahan Family Trust failed to file its reports in connection with shares of stock received from the sale to the Company of Harco Products, Inc.; such forms were subsequently filed.

Item 6.  Reports on Form 8-K
-------  -------------------
There were no reports on Form 8-K filed during the quarter ended December 31, 1999.

                                    Part F/S

Index to Consolidated Financial Statements
------------------------------------------
                                                                            Page

     Report of Independent Public Accountants                                F-1

     Consolidated Balance Sheets as of December 31, 1999 and 1998            F-2

     Consolidated Statements of Operations for the years ended December
     31, 1999 and 1998                                                       F-3

     Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1999 and 1998                                              F-4

     Consolidated Statements of Cash Flows for years ended December 31,
     1999 and 1998                                                           F-5

     Notes to Consolidated Financial Statements                              F-6

                                    Part III

Item 1. and Item 2.        Index to Exhibits and Description of Exhibits
-------------------        ---------------------------------------------

Exhibit  Exhibit
Number   Number
(1-A)    (S-B 601)            Description
-------  ---------            -----------
2.1         3.1      Articles of Incorporation, as amended  (8)
2.2         3.2      Bylaws, as amended (8)
3.1         4.1      Specimen of Common Stock Certificate (1)
3.2         4.2      Warrant issued to Electra Partners, Inc. dated March 25,
                     1996 (2)
3.3         4.3      Warrant issued to MacTarnahan Limited Partnership dated
                     March 25, 1996 (2)
6.1         10.1     Indenture of Lease between the Company and Portland Brewing
                     Building Partners dated November 4, 1992, as amended (1)
6.2         10.2     Sublease between the Company, Power Transmission Products,
                     Inc., and Pacific Realty Associates, L.P., dated
                     January 26, 1995 (1)
6.3         10.3     License Agreement between the Company, R. M. MacTarnahan
                     and Harmer Company dated July 1, 1994 (1)
6.4         10.4     The Company's Incentive Stock Option Plan, as amended and
                     Specimen Form Plan Documents (1) (12)
6.5         10.5     Amendment to the Company's Incentive Stock Option
                     Plan (7) (12)
6.6         10.6     The Company's 1994 Nonqualified Stock Option Plan and
                     Specimen Form Plan Documents (1) (12)
6.7         10.7     Distribution Agreement between the Company and Columbia
                     Distributing, dated April 8, 1996 (5)
6.8         10.8     Loan Restructuring Agreement, dated November 18, 1998 (8)
6.9         10.9     First Amendment to November 18, 1998  Loan Restructuring
                     Agreement (10)
6.10        10.10    Voting Agreement, dated November 18, 1998 (8)
6.11        10.11    Amendment No. 1 to November 18, 1998 Voting Agreement,
                     dated December 6, 1999 *
6.12        10.12    Restated Cash Incentive Plan, as amended (1) (12)
6.13        10.13    The Company's Stock Offering Purchase Plan for Employees
                     and Specimen Form Plan (1) (12)
6.14        10.14    Option to Purchase and Agreement and Option to Lease
                     between the Company and L&L Land Co., dated December
                     1995 (2)
6.15        10.15    Indenture of Lease between the Company and Western Stations
                     Co. dated May 1, 1995 (3)
6.16        10.16    Manufacturing Services Agreement between the Company and
                     The Stroh Brewery Company dated January 31, 1996 (4)
6.17        10.17    Loan Agreement dated September 2, 1998 (6)
6.18        10.18    Lease Agreement between the Company and L&L Land Company,
                     dated May 18, 1999 (certain schedules to the Lease
                     Agreement have been omitted) (9)
6.19        10.19    Sublease Agreement between the Company and Power
                     Transmission Products, Inc., dated May 1, 1999 (9)
6.20        10.20    Business Loan Agreement, dated August 16, 1999 (10)
6.21        10.21    Second Amendment to November 18, 1998 Loan Restructuring
                     Agreement, dated January 31, 2000 *
6.22        10.22    Amended November 18, 1998 Promissory Note, dated
                     January 31, 2000 *
6.23        10.23    Consulting Agreement between the Company and R. Scott
                     McTarnahan, dated November 1, 1999 (12) *
6.24        10.24    Lease Agreement between the Company and MacTarnahan Limited
                     Partnership, dated November 1, 1999*
6.25        10.25    Consulting Agreement between the Company and Steven C.
                     Goebel, dated January 31, 2000 (12) *
6.26        10.26    Voting Agreement, dated January 31, 2000 (11)
--          21.0     Subsidiaries of the Registrant*
10.0        23.0     Consent of Arthur Andersen LLP *
12.0        27       Financial Data Schedule *

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

     (8) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1998 as filed with the Commission on March 31, 1999.

     (9) Incorporated by reference to the Company's Form 10-QSB/A for the quarter ended June 30, 1999 as filed with the Commission on August 10, 1999.

     (10) Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 1999 as filed with the Commission on November 12, 1999.

     (11) Incorporated by reference to a Schedule 13D filed by Saxer Brewing Company Brewing Company on February 9, 2000.

     (12) Denotes a management contract or compensatory plan or arrangement.

        * Filed herewith.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2000.


                            PORTLAND BREWING COMPANY


                            By: /S/  CHARLES A. ADAMS
                                ---------------------
                                Charles A. Adams
                                Chairman of the Board, President and
                                Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the 24th day of March, 2000.

     Signature                              Title


     /S/  CHARLES A. ADAMS       Chairman of the Board, President and Chief
     -------------------------   Executive Officer (Principal Executive Officer)
-     Charles A. Adams

     /S/  GLENMORE JAMES         Executive Vice President and Chief Financial
     -------------------------   Officer (Principal Financial and Accounting
     Glenmore James              Officer)


     /S/ FREDERICK L. BOWMAN     Director
     -------------------------
     Frederick L. Bowman


     /S/ ROBERT M. MACTARNAHAN   Director
     -------------------------
     Robert M. MacTarnahan


     /S/ R. SCOTT MACTARNAHAN    Director
     -------------------------
     R. Scott MacTarnahan


     /S/ HOWARD M. WALL, JR.     Director
     -------------------------
     Howard M. Wall, Jr.


     -------------------------   Director
     Steven C. Goebel

                    Report of Independent Public Accountants


To the Board of Directors and Stockholders of Portland Brewing Company:

We have audited the accompanying consolidated balance sheets of Portland Brewing Company (an Oregon Corporation) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Portland Brewing Company and subsidiary as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                              Arthur Andersen LLP


Portland, Oregon
March 10, 2000

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                       ASSETS                                                            December 31,
                                       ------                                                            ------------
CURRENT ASSETS:                                                                                   1999                  1998
                                                                                                  ----                  ----
  Cash                                                                                      $    103,006        $      52,532
  Accounts receivable, net of allowance of $8,000 (1999), $0 (1998)                              655,064              765,997
  Inventories                                                                                    729,853              554,864
  Prepaid assets                                                                                 218,550              266,452
                                                                                       ------------------   ------------------
          Total current assets                                                                 1,706,473            1,639,845

Property and equipment, net                                                                    6,711,257            7,249,791
Other assets, net                                                                                198,544              113,933
                                                                                       ------------------   ------------------
          Total assets                                                                        $8,616,274           $9,003,569
                                                                                             ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
 Line of credit                                                                              $   435,465          $   323,626
 Current portion of long-term debt                                                                26,706               26,178
 Accounts payable                                                                                809,369              879,265
 Customer deposits held                                                                          131,821              133,464
 Accrued payroll                                                                                 170,580              134,247
 Other accrued liabilities                                                                        65,853               70,052
                                                                                       -----------------    -----------------
          Total current liabilities                                                            1,639,794            1,566,832

Long-term debt, less current portion                                                              86,099              113,334
 Stockholder term loan                                                                         2,100,000            2,100,000

Series A Redeemable Convertible Preferred Stock, $52 par value, 10,000 shares authorized, shares issued and outstanding: 5,770, liquidation preference of
   of $300,040                                                                                   300,040                   --

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY:
  Common stock, no par value, 25,000,000 shares authorized
    shares issued and outstanding: 4,094,714 (1999), 3,365,267 (1998)                          7,662,883            7,115,798
  Stock notes receivable                                                                            (375)                (375)
  Accumulated deficit                                                                         (3,172,167)          (1,892,020)
                                                                                       ------------------   ------------------
          Total stockholders' equity                                                           4,490,341            5,223,403
                                                                                       ------------------   ------------------
          Total liabilities and stockholders' equity                                          $8,616,274           $9,003,569
                                                                                             ===========          ===========

        The accompanying notes are an integral part of these statements.

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS






                                                                       Year Ended December 31,
                                                                  --------------------------------
                                                                      1999                  1998
                                                                  -----------             --------
Sales                                                             $ 10,463,331         $10,187,554
Less- excise tax                                                       508,521             467,875
                                                              ----------------    ----------------
          Net sales                                                  9,954,810           9,719,679

Cost of sales                                                        7,221,743           7,327,639
                                                              ----------------    ----------------
Gross profit                                                         2,733,067           2,392,040

General and administrative expenses                                  1,278,665           1,331,730
Sales and marketing expenses                                         2,436,648           2,099,163
Loss on disposition of assets                                               --             406,807
                                                              ----------------    ----------------
Loss from operations                                                  (982,246)         (1,445,660)

  Interest expense                                                    (249,850)           (289,182)
  Other expense, net                                                   (48,051)           (186,204)
                                                              ----------------    ----------------
          Total other expense, net                                    (297,901)           (475,386)
                                                              ----------------    ----------------
Net loss before extraordinary item                                  (1,280,147)         (1,921,046)

Extraordinary item - gain on debt restructuring                             --           1,200,279
                                                              ----------------    ----------------
          Net loss                                                $ (1,280,147)      $    (720,767)
                                                                    ==========          ==========

Basic and diluted net loss per share                            $      (0.37)       $      (0.29)
                                                                    ==========          ==========

Shares used in per share calculations                                3,486,842           2,505,051
                                                                    ==========          ==========




        The accompanying notes are an integral part of these statements.

                    PORTLAND BREWING COMPANY AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                  Common Stock                                  Retained
                                               -------------------           Stock Notes        Earnings
                                            Shares           Amount          Receivable         (Deficit)         Total
                                           ---------       ----------        -----------        ---------       -------


December 31, 1997                           2,074,943       $6,715,798         $  (375)      $(1,171,253)      $5,544,170

Conversion of stockholder
  loans to common stock                     1,290,324                             --             --               400,000
                                                               400,000

Net loss                                       --                --               --            (720,767)        (720,767)
                                       --------------    --------------     -----------      -----------      ------------
December 31, 1998                           3,365,267        7,115,798            (375)       (1,892,020)       5,223,403

Common stock issued in
  connection with acquisition
  of Harco Products, Inc.                     759,447          569,585            --             --               569,585

Receipt and cancellation of stock
  in connection with acquisition
  of Harco Products, Inc.                     (30,000)         (22,500)           --             --               (22,500)

Net loss                                                                                      (1,280,147)      (1,280,147)
                                       --------------    --------------     -----------      ------------     ------------
December 31, 1999                           4,094,714       $7,662,883          $ (375)      $(3,172,167)      $4,490,341
                                            =========       ==========         ========       ===========      ===========




        The accompanying notes are an integral part of these statements.

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended December 31,
                                                                                   -----------------------
                                                                                  1999                 1998
                                                                               ----------            --------
Cash flows relating to operating activities:
  Net loss                                                                   $(1,280,147)          $ (720,767)
  Adjustments to reconcile net loss to net cash
     used in operating activities-
      Depreciation                                                               909,427            1,009,037
      Amortization                                                               111,574              158,655
      (Gain) loss on disposition of assets                                       (17,075)             406,807
      Extraordinary item                                                              --           (1,200,279)
     Changes in assets and liabilities, net of effect of acquisition:
      (Increase) decrease in:
        Accounts receivable, net                                                 148,873             (113,467)
        Inventories                                                              (22,915)              83,041
        Prepaid assets                                                            47,902              (64,911)
        Other assets                                                            (112,627)             (34,625)
        Accounts payable                                                         (75,466)             (93,914)
        Customer deposits held                                                    (1,643)             (31,739)
        Accrued payroll and other accrued liabilities                             29,988               42,453
                                                                        ----------------     ----------------
          Net cash used in operating activities                                 (262,109)            (559,709)
                                                                        ----------------      ---------------
Cash flows relating to investing activities:
  Purchase of property and equipment                                            (535,805)            (154,180)
  Proceeds from sale of property and equipment                                   245,587              232,031
  Acquisition, net of cash acquired                                              217,629                   --
                                                                        ----------------     ----------------
        Net cash (used in) provided by investing activities                      (72,589)              77,851
                                                                        ----------------     ----------------
Cash flows relating to financing activities:
  Net borrowings under line of credit                                            111,839              420,781
  Issuance of notes payable to distributors                                           --              170,353
  Repayments of long-term debt                                                   (26,707)          (2,209,463)
  Proceeds from stockholders' loans                                                   --            2,100,000
  Issuance of preferred stock, net                                               300,040                   --
                                                                        ----------------     ----------------
        Net cash provided by financing activities                                385,172              481,671
                                                                        ----------------     ----------------
Net increase (decrease) in cash                                                   50,474                 (187)

Cash, beginning of period                                                         52,532               52,719
                                                                         ---------------      ---------------
Cash, end of period                                                             $103,006         $     52,532
                                                                              ==========           ==========
Noncash transactions:
   Common stock issued in connection with acquisition                           $569,585      $            --
   Conversion of stockholder loans to common stock                                    --              400,000
   Reclassification of other assets to property and equipment                         --               49,380

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $229,850             $289,182




        The accompanying notes are an integral part of these statements.

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  DESCRIPTION OF BUSINESS:
    ------------------------

Portland Brewing Company ("the Company") was incorporated in Oregon in November 1983. The Company opened its first brewery in January 1986 at 1339 NW Flanders Street in Portland, Oregon which operated until November 1998, when the Company sold the Flanders Street facility . The Company continues to operate a brewery at 2730 NW 31st Avenue in Portland, Oregon, which has a capacity of approximately 135,000 barrels of ale per year, and includes a restaurant, The Tap Room, open to the public.

The Company experienced significant operating losses during the years ended December 31, 1999 and 1998, and has continued to incur losses in the first quarter of 2000. Operating results have fluctuated and may continue to fluctuate as a result of many factors including lower sales volumes and selling prices, increased depreciation and other fixed operating costs as a percent of sales during periods when the Company's brewery is at less than full capacity, changes in product mix, increased selling and marketing costs incurred as the Company protects its business in existing markets and increased transportation costs as it develops business in new geographic markets.

The Company's working capital requirements over the next year are expected to be met from cash flow through operations, funds available under the Company's revolving line and, if appropriate and available, additional equity offerings and/or borrowings from other lenders. There can be no assurance the Company will be able to raise additional funds through equity offerings or additional borrowings. The Company's term loan is due on April 1, 2001. See Note 14. The Company expects to place the debt permanently with a financial institution by April 1, 2001, or pay off the debt through the raising of additional capital. There can be no assurance that the Company will be able to obtain permanent financing from a financial institution or that the Company will be able to raise additional capital on commercially reasonable terms or at all.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------------------

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances have been eliminated.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
-------------------
Revenue from the sale of products is recognized at the time of shipment to the customer.

Inventories
-----------
Inventories are stated at the lower of average cost, which approximates the first-in, first-out (FIFO) method, or market and include materials, labor and manufacturing overhead. Raw materials includes amounts related to the Company's hand truck business which was purchased in October 1999. See Note 3. Inventories consist of the following:

                                                       December 31,
                                         ---------------------------------------
                                                1999                    1998
                                                ----                    ----
Raw materials                               $352,860                $176,288
Work-in-process                              177,985                 164,428
Finished goods                               111,268                 138,357
Merchandise                                   87,740                  49,685
Kegs, inventory value                             --                  26,106
                                         -----------          --------------
                                            $729,853                $554,864
                                            ========                ========

Property and Equipment
----------------------
Property and equipment is stated at cost. Interest costs related to the construction of certain long-term assets are capitalized and amortized over the estimated useful lives of the related assets.

Property and equipment consists of the following:

                                                           December 31,
                                               ---------------------------------
                                                    1999                 1998
                                                    ----                 ----
Plant and equipment                             $7,871,802           $7,456,273
Leasehold improvements                           1,563,261            1,753,415
Office and laboratory equipment and vehicles       667,670              639,406
Kegs                                               707,366              813,956
Construction in progress                           109,868               63,170
                                                ----------           -----------
           Total property and equipment         10,919,967           10,726,220
  Less- accumulated depreciation                (4,208,710)          (3,476,429)
                                                ----------           -----------
                                                $6,711,257           $7,249,791
                                               ===========           ===========

Property and equipment is depreciated using the straight-line method over estimated useful lives as follows:

                                                                  Years
                                                                  -----
Plant and equipment                                               10-20
Office and laboratory equipment and vehicles                       5-10
Leasehold improvements                                             5-15
Kegs                                                                5

Package Design
--------------
Package design costs, which include costs related to design, plates and dyes, are amortized on a straight-line basis over three years. Package design costs, net of accumulated amortization were $108,601 and $99,985 at December 31, 1999 and 1998, respectively. Amortization expense related to package design costs, which is included in selling and marketing expense, was $85,634 and $113,237 in 1999 and 1998, respectively.

Income Taxes
------------
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws and tax rates. Deferred income tax expenses or credits are based on the changes in the financial statement basis versus the tax basis in the Company's assets or liabilities from period to period. See Note 8.

Net Loss Per Share
------------------
The Company has adopted SFAS No. 128, Earnings per Share ("SFAS 128"). Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share for all periods presented is the same as basic net loss per share since all potential dilutive securities are excluded because they are antidilutive.

The dilutive effect of stock options outstanding for the purchase of 375,050 and 144,525 shares at December 31, 1999 and 1998, respectively, warrants for the purchase of 87,697.5 shares at December 31, 1999 and 1998 and 577,000 shares of common stock into which the outstanding Series A Reedeemable Convertible Preferred Stock are convertible at December 31, 1999 were not included in loss per share calculations, because to do so would have been anti-dilutive.

Advertising Costs
-----------------
Advertising costs are expensed as incurred. Total advertising expense was $347,040 and $398,738 in 1999 and 1998, respectively.

Fair Value of Financial Instruments and Concentration of Credit Risk
--------------------------------------------------------------------
All current assets and liabilities are carried at cost, which approximates fair value because of the short-term nature of those instruments. The recorded amounts of the Company's long-term debt also approximate fair value, as estimated using discounted cash flow analysis.

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of trade accounts receivable. For the year ended December 31, 1999 and 1998, 40% percent and 16%, respectively, of net sales were through two distributors. For the year ended December 31, 1998, 40%, of net sales were through a single distributor. At December 31, 1999, 17% and 29% of total accounts receivable, respectively, was attributable to two distributors. At December 31, 1998, 45% and 19% of total accounts receivable, respectively, was attributable to two distributors.

Impairment of Long-lived Assets
-------------------------------
SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, establishes criteria for and requires recognition of impairment losses on long-lived assets and prescribes the accounting for long-lived assets that are expected to be disposed of in future periods. The Company's long-lived assets are reviewed for impairment when circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, a loss is recognized. As of December 31, 1999, there were no impairments of long-lived assets.

Comprehensive Income (Loss)
---------------------------
On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes requirements for disclosure of comprehensive income (loss). The objective of SFAS 130 is to report a measure of all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity. Comprehensive loss did not differ from reported net loss in the periods presented.

Recent Accounting Pronouncements
--------------------------------
In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") was issued. SFAS 133 establishes accounting and reporting standards requiring every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. The Company's management has studied the implications of SFAS 133 and based on the initial evaluation, expects the adoption to have no impact on the Company's financial condition or results of operations.

3. ACQUISITION:
   -----------
In October 1999, the Company acquired all of the outstanding common stock of Harco Products, Inc. ("Harco"), from a related party. Harco produces hand trucks for various industrial uses. The purchase price of $569,585, paid by the issuance of shares of the Company's common stock valued at $0.75 per share. The common stock issued in connection with this acquisition contains certain incidental registration rights. The acquisition was accounted for using the purchase method of accounting, which requires that the purchase price be allocated to the net assets acquired based upon the relative fair value of assets acquired. The excess of the acquisition cost over the fair value of the net assets acquired, of approximately $36,000, will be amortized using the straight-line method over five years. The accompanying financial statements include the results of operations from the date of acquisition. In connection with the acquisition, the Company received 30,000 shares of its common stock that Harco owned, and recorded a corresponding reduction to shareholders equity.

4. LOSS ON DISPOSITION OF ASSETS:
   -----------------------------

Results of operations for 1998 included a charge of $402,712 associated with a plan designed to reduce costs and improve operational efficiencies. The non-cash charge included the write-down of machinery and equipment used in the Company's Flanders Street facility to fair market value. In November 1998, these assets were sold at market value.

5. EXTRAORDINARY ITEM:
   -------------------

In 1998, the Company recorded an extraordinary gain of $1,200,279 related to a debt restructuring. The Company was relieved of $1,079,257 of debt and accrued interest originated by a bank and $272,915 of trade accounts payable. The gain was offset by professional fees related to the restructuring of $151,893. (See Note 6)

6. LONG-TERM DEBT AND LINE OF CREDIT:
   ---------------------------------

Of the $1,200,279 extraordinary gain recorded in 1998, $1,079,257 was debt and accrued interest forgiven by the MacTarnahan Limited Partnership (a related party) from its purchase of the Company's debt with a bank. (See Note 5) In connection with the troubled debt restructuring, the MacTarnahan Limited Partnership purchased approximately $3.1 million of secured Company debt held by a bank. The $3.1 million bank debt plus accrued interest and other related charges  was  settled  by the  MacTarnahan  Limited  Partnership  which  in turn resulted in a net loan payable from the Company to the MacTarnahan Limited Partnership of $2.1 million. This $2,100,000 term loan is secured by receivables, inventory, equipment and general intangibles of the Company, and bears interest at a per annum rate equal to the prime lending rate of the Bank of the Northwest plus 1% (9.5% at December 31, 1999). On January 31, 2000, the principal amount of the term loan was increased to $2,500,000 and the maturity date was extended from January 31, 2000 to April 1, 2001. See Note 14. The Company expects to place the debt permanently with a financial institution by April 1, 2001 or pay off the debt through the raising of additional capital.

In 1998, the Company offered certain of its trade creditors the option of receiving a discounted amount of cash immediately or the entire amount owed to them to be paid over a five-year period. As a result, the Company issued notes in the aggregate principal amount of $148,065 to trade creditors, of which $112,805 was outstanding at December 31, 1999. The notes bear interest at 6% per annum and mature on September 1, 2003. Payments under the notes are due in equal monthly payment of principal and interest.

The Company has a $750,000 revolving line of credit ("Revolving Line") with Washington Mutual Bank (d.b.a. Western Bank), under which $435,465 was outstanding at December 31, 1999. Payment of the Revolving Line is secured by certain of the Company's assets and is guaranteed by certain of the Company's shareholders. Interest is payable monthly at a per annum rate equal to prime rate plus 1% (9.5% at December 31, 1999). The Revolving Line contains certain covenants including restrictions on additional indebtedness and payment of dividends without the permission of the lender. The Company was in compliance with all covenants at December 31, 1999. In February 2000, the Revolving Line was increased to $1,000,000 and its expiration date was extended to June 1, 2001. See Note 14.

Principal payment requirements on long-term debt are as follows for the years ending December 31:

           2000               $     28,353
           2001                  2,130,102
           2002                     31,958
           2003                     22,392
                             -------------
                                $2,212,805
                                  ========

7.  LEASES:
    -------
The following is a schedule of minimum future lease payments for the years ending December 31:

           2000                  $   436,737
           2001                      456,637
           2002                      456,637
           2003                      449,797
           2004                      446,912
        Thereafter                 1,021,146
                               -------------
                                  $3,267,866
                                    ========

Rent expense incurred on operating leases was $386,876 and $362,083 in 1999 and 1998, respectively.

8.  INCOME TAXES:
    -------------

The Company is in a net deferred tax asset position and has generated net operating losses to date. Accordingly, no provision for or benefit from income taxes has been recorded in the accompanying statements of operations for 1999. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's net deferred tax assets will be realized. The Company has a pretax net operating loss carryforward of approximately $4.7 million which is available to offset future taxable income, if any, expiring through the year 2019.

The components of the net deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:
                                                           December 31,
                                               ---------------------------------
                                                       1999               1998
                                                       ----               ----
Deferred tax assets, current-
  Basis difference in inventory                     $28,510            $27,507
  Other                                              36,849             27,495
                                               ------------       ------------
     Total current deferred tax assets               65,359             55,002
                                               ------------       ------------
Deferred tax assets, long-term-
  Net operating loss carryforwards                2,096,602          1,391,836
  Tax credits                                       115,022            115,022
                                               ------------       ------------
     Total long-term deferred tax assets          2,211,624          1,506,858

Deferred tax liabilities, long term-
  Basis difference in property, plant
    and equipment                                  (661,676)          (603,545)
                                               ------------       ------------
     Net long-term deferred tax assets            1,549,948            903,313
                                               ------------       ------------
Net deferred tax assets                           1,615,307            958,315
 Less: valuation allowance                       (1,615,307)          (958,315)
                                               ------------       ------------
Net deferred taxes                                 $     --           $     --
                                                    =======            =======


9.  RELATED PARTY TRANSACTIONS:
    ---------------------------

Lease Agreement with Portland Brewing Building, LLC
---------------------------------------------------
The Company leases the property at 2730 NW 31st Avenue in Portland, Oregon from Portland Brewing Building, L.L.C., which is an entity controlled by an officer and director and two other directors of the Company. The monthly rent is $24,906 plus property taxes, insurance and maintenance, with an adjustment for inflation or changes in fair market rental value on July 1, 1998 and July 1, 2003. The increased rental adjustment was determined subsequent to July 1, 1998, resulting in a $19,922 charge which is being paid by the Company in twelve monthly installments which began on February 1, 1999. The lease expires in August 2008.

In connection with the original negotiation of the lease in 1992, the Company granted the lessors a warrant to purchase 87,697.5 shares of Common Stock. The warrants are exercisable at any time through December 31, 2002, at an exercise price of $3.333 per share.

Lease Agreement with L & L Land Co.
-----------------------------------
In 1999 the Company entered into a lease for approximately 23,000 square feet of space in a building adjacent to the main brewery with a related party. The term of the lease is 5 years, with one option to extend the term until June 14, 2008. Rent under the lease is $12,000 per month. In addition, the Company agreed to pay the real property taxes for and to insure the adjacent building and to be responsible for certain types of maintenance and repairs. The lease contains a first opportunity to purchase the adjacent building. The lease is guaranteed by two shareholders of the Company. In connection with the lease, the Company entered into a sublease with another party for approximately 13,000 square feet of office and warehouse space and a portion of the parking lot. The term of sublease is one year and rent is $4,974 per month, plus $365 per month for real property taxes, plus payment of utilities, insurance and interior maintenance.

Lease Agreement with MacTarnahan Limited Partnership
----------------------------------------------------
In October 1999, in connection with the purchase of Harco Products, Inc., the Company entered into a lease with a related party. Rent under the lease is $2,500 per month. The term of the lease is five years, and can be terminated upon 60 days notice by the Company.

The Company believes that the terms and conditions of its leases are fair and reasonable and are no less favorable to the Company than could be obtained from unaffiliated parties.

Purchase and Restructuring of Secured Debt
------------------------------------------
See Notes 5, 6 and 14.

License Agreement
-----------------
The Company has a license agreement with one of its board members to utilize his name and likeness. The amount of the royalty owed is $1 per barrel of MacTarnahan's Scottish Style Amber Ale sold. Royalties paid under the license agreement for 1999 and 1998 were $27,245 and $24,426, respectively, based on the sale of 27,245 and 24,426 barrels, respectively, of MacTarnahan's Amber Ale during the same periods.

10. PREFERRED STOCK:
    ---------------

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

11.  STOCK-BASED COMPENSATION PLANS:
     -------------------------------

Incentive Stock Option Plan
---------------------------
The Company's Incentive Stock Option Plan ("ISOP") is administered by the Board of Directors and provides for grants of options to acquire shares of the Company's common stock, subject to the limitations set forth in the ISOP. The number of stock options available for grant under the ISOP is 400,000. Pursuant to the ISOP, the Board of Directors has the authority to set the terms and conditions of the options granted, but cannot set the option exercise price at less than 100 percent of the fair market value of the subject shares of common stock at the time the option is granted. Options outstanding at December 31, 1999 become exercisable on May 20, 2000.

Activity under the ISOP is summarized as follows:

                                        Shares Subject        Exercise Price
                                          to Options             Per Share
                                        --------------        --------------

Balances, December 31, 1997                  139,500            $3.33-$7.00
Options granted                               --                     --
Options exercised                             --                     --
Options canceled                             (15,975)              $7.00
                                          ----------             ----------
Balances, December 31, 1998                  123,525            $3.33-$7.00
Options granted                              363,050            $0.54-$0.594
Options exercised                             --                     --
Options canceled                            (125,025)           $0.54-$7.00
                                          ----------             ----------
Balances, December 31, 1999                  361,550            $0.54-$0.594
                                              ======               ========

In May 1999, options to purchase 118,800 shares of Common Stock at prices ranging from $3.33 to $7.00 per share were repriced and regranted on different terms, of which options to purchase 72,000 shares were held by executive officers of the Company. Repriced options were issued at exercise prices of $0.54 per share to $0.594 per share. All of the repriced options become exercisable on May 20, 2000.

Nonqualified Stock Option Plan
------------------------------
In August 1994, the Board of Directors approved a Nonqualified Stock Option Plan ("NQSOP"). The NQSOP provides for the issuance of 45,000 stock options to employees, nonemployee members of the Board of Directors, consultants and other independent contractors who provide valuable service to the Company, at a minimum of 85 percent of fair market value and have a term of 10 years. Options to purchase 13,500 shares at $5.33 each and 21,000 shares at $5.33 each were outstanding and exercisable at December 31, 1999 and 1998, respectively.

Statement of Financial Accounting Standards No. 123 (SFAS 123)
--------------------------------------------------------------
SFAS 123 defines a fair value based method of accounting for employee stock options and similar equity instruments and encourages all entities to adopt that method of accounting for all employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board No. 25 ("APB 25"). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied.

The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted using the Black-Scholes option-pricing model as prescribed by SFAS 123. No options were granted in 1998. Options granted in 1999 were valued using the following weighted average assumptions:

               Risk-free interest rate            6.5%
               Expected dividend yield               0%
               Expected lives                     4 years
               Expected volatility                48%

The total value of options granted during 1999 was computed as approximately $88,317 and is being amortized on a pro forma basis over the respective vesting period of the options (one year). The weighted average fair value of options granted during 1999 was $0.24 per share. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's pro forma net loss and pro forma net loss per share for the years ended December 31, 1999 and 1998 would have been as follows:

                                   As Reported                  Pro Forma
                                   -----------                  ---------
1999
Net loss                       $     (1,280,147)           $    (1,346,106)
Net loss per share             $          (0.37)           $         (0.39)

1998
Net loss                       $       (720,767)           $      (834,489)
Net loss per share             $          (0.29)           $         (0.33)


The effect of applying SFAS 123 in this pro forma disclosure is not indicative of future results. SFAS 123 does not apply to awards prior to January 1, 1995. Additional awards are anticipated in future years.

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:


                        Options Outstanding                                        Options Exercisable
--------------------------------------------------------------------         --------------------------------
                                          Weighted
                           Number          Average       Weighted                 Number         Weighted
                       Outstanding at     Remaining      Average              Exercisable at      Average
                        December 31,     Contractual     Exercise              December 31,      Exercise
   Exercise Price           1999        Life (Years)      Price                    1999            Price
                            ----        ------------      -----                    ----            -----

       $ 0.54             325,550            9.3          $ 0.54                    --            $ 0.54
         0.59              36,000            4.3            0.59                    --              0.59
         5.33              13,500            4.7            5.33                  13,500            5.33
                         ---------                                              ---------
       Totals             375,050                                                 13,500
                          ========                                                ======


Cash Incentive Plan
-------------------
The Company may award its officers and employees, under its Restated Cash Incentive Plan ("the Plan"), bonuses in an amount up to 10% of net operating profits before taxes. Awards under the Plan will be allocated among the officers and employees in accordance with the provisions of the Plan at the discretion of the Board of Directors. No amounts were awarded in 1999 or 1998 under the Plan.

12. SEGMENT INFORMATION:
    -------------------

In 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, ("SFAS 131") which establishes new standards for defining and reporting information about a Company's segments. It requires that the information be reported about the segments of the Company for which separate financial information is available and for which operating results are regularly evaluated by executive management to make decisions about resources to be allocated to each segment and to assess performance. Management evaluates segment performance based on segment operating (loss) income.

The Company is organized into three product-based segments: brewery operations, restaurant operations and hand truck manufacturing. The Company's brewery segment brews and sells specialty beer in its Portland, Oregon brewery which is sold to distributors and retail customers. The Company's restaurant segment consisted of two restaurants until November 1998, when one of the Company's restaurants was sold. The Company's remaining restaurant, which adjoins its brewery, sells the Company's specialty beers along with lunch and dinner. In October 1999, the Company purchased Harco Products, Inc., a company which produces hand trucks for various industrial uses.

All revenues are attributable to, and all long-lived assets are located in the United States, the Company's country of domicile. The basis of accounting for transactions between segments is based on the fair market value of the respective goods or services. Interest expense is considered a corporate expense and is not allocated to the three segments. In 1998, the extraordinary item (gain on debt restructuring) is also considered a corporate expense and is not allocated to the three segments.

                                                   Year Ended December 31,
                                             -----------------------------------
                                                   1999              1998
                                             ----------------- -----------------
Net Sales:
  Brewery                                    $      8,529,412    $    7,743,255
  Restaurant(s)                                     1,625,874         2,344,708
Less: intersegment sales                             (272,126)         (368,284)
                                                 -------------    --------------
    Subtotal                                        9,883,160         9,719,679
  Harco Products                                       71,650                --
                                                 -------------    --------------
  Total net sales                            $      9,954,810    $    9,719,679
                                                 =============    ==============

Gross Profit:
  Brewery                                    $      2,510,071    $    2,192,138
  Restaurant(s)                                       358,332           393,976
  Less: intersegment gross profit                    (145,084)         (194,074)
                                                 -------------    --------------
Subtotal                                            2,723,319         2,392,040
  Harco Products                                        9,748                 --
                                                 -------------    --------------
Total gross profit                           $      2,733,067    $    2,392,040
                                                 =============    ==============

Depreciation and amortization expense:
  Brewery                                    $        771,956    $      802,948
  Restaurant(s)                                        90,578           150,651
  Harco Products                                        2,120                --
  Unallocated corporate amounts                       156,347           214,091
                                                 -------------    --------------
Total depreciation and amortization expense  $      1,021,001    $    1,167,690
                                                 =============    ==============

                                                Year Ended December 31,
                                         --------------------------------------
                                                 1999                1998
                                         -----------------    -----------------
Capital Expenditures:
  Brewery                                $        459,157     $        206,839
  Restaurant(s)                                    48,383                3,044
  Harco Products                                       --                   --
  Unallocated corporate amounts                    28,265               13,776
                                             -------------       --------------
Total capital expenditures               $        535,805     $        223,659
                                             =============       ==============

Total Assets:
  Brewery                                $      7,313,542     $      7,954,706
  Restaurant(s)                                   625,990              667,931
  Harco Products                                  352,586                   --
  Unallocated corporate amounts                   324,156              380,932
                                             -------------       --------------
Total assets                             $      8,616,274     $      9,003,569
                                             =============       ==============


13. COMMITMENTS AND CONTINGENCIES:
    -----------------------------

The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company believes it is not presently a party to any litigation, the outcome of which would have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

14. SUBSEQUENT EVENTS:
    -----------------

Saxer Brewing Company Asset Purchase
------------------------------------
On January 31, 2000, the Company purchased certain assets (equipment and brands) from Saxer Brewing Company ("Saxer")for 900,000 shares of the Company's common stock, $150,000 cash and a three year agreement to pay certain amounts based on barrel sales of the Saxer and Nor'wester brands, such amount secured by the Saxer and Nor'wester brands. In connection with the purchase, Mr. Goebel, a majority shareholder of Saxer, was appointed to the board of the Company.

Long Term Debt
--------------
At December 31, 1999 the Company had a loan payable to the MacTarnahan Limited Partnership (a related party) of $2.1 million. On January 31, 2000, the borrowing capacity under the term loan was increased from $2,100,000 to $2,500,000 and the maturity date was extended from January 31, 2000 to April 1, 2001. In March 2000, the Company borrowed an additional $400,000 under the term loan and paid $400,000 of the amounts outstanding under its Revolving Line. See
Note 6.

Revolving Line
--------------
In February 2000, the Revolving Line was increased to $1,000,000 and the expiration date was extended to June 1, 2001. In March 2000, the Company paid $400,000 of the amounts outstanding under the Revolving Line. See note 6.