Form 10QSB
period 2000-03-31
PORTLAND BREWING CO /OR/
filed 2000-05-11
CIK 943658

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 1O-QSB



              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

The number of shares outstanding of the Registrant's Common Stock as of May 1, 2000 was 4,994,714 shares.

Transitional Small Business Disclosure Format (check one):  Yes [X]    No [  ]

                            PORTLAND BREWING COMPANY
                                   FORM 10-QSB
                                      INDEX

PART I    FINANCIAL INFORMATION                                             Page

Item 1.  Financial Statements

         Consolidated Balance Sheets -March 31, 2000 and December 31, 1999     2

         Consolidated Statements of Operations -Three Months ended
            March 31, 2000 and 1999                                            3

         Consolidated Statements of Cash Flows - Three Months ended
            March 31, 2000 and 1999                                            4

         Notes to Consolidated Financial Statements                            5

Item 2.  Management's Discussion and Analysis or Plan of Operation             7


PART II    OTHER INFORMATION

Item 2.  Changes in Securities                                                10

Item 6.  Exhibits and Reports on Form 8-K                                     10

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                       ASSETS                                             March 31, 2000    December 31, 1999
                                       ------                                             --------------    ------------------
CURRENT ASSETS:

  Cash                                                                                    $      136,226         $    103,006
  Accounts receivable, net of allowance of $7,138 (2000) and $8,000 (1999)                       983,098              655,064
  Inventories                                                                                    958,792              729,853
  Prepaid assets                                                                                 249,747              218,550
                                                                                       ------------------   ------------------
          Total current assets                                                                 2,327,863            1,706,473

Property and equipment, net of accumulated depreciation of $4,383,439 (2000)                   6,745,166            6,711,257
    and $4,208,710 (1999)
Other assets, net                                                                                940,618              198,544
                                                                                       ------------------   ------------------
          Total assets                                                                       $10,013,647           $8,616,274
                                                                                             ===========          ===========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                                                            $    531,699          $   435,465
  Current portion of long-term debt                                                               35,946               26,706
  Accounts payable                                                                             1,206,544              809,369
  Customer deposits held                                                                         141,183              131,821
  Accrued payroll                                                                                184,188              170,580
  Other accrued liabilities                                                                      191,265               65,853
                                                                                       -----------------    -----------------
          Total current liabilities                                                            2,290,825            1,639,794

Long-term debt, less current portion                                                              95,992               86,099
Stockholder term loan                                                                          2,500,000            2,100,000
Other long-term liabilities                                                                       80,000                    -

Series A Redeemable  Convertible  Preferred Stock, $52 par value,  10,000 shares authorized, 5,770 shares issued and outstanding, liquidation preference of
  of $300,040                                                                                    300,040              300,040

STOCKHOLDERS' EQUITY:
  Common stock, no par value, 25,000,000 shares authorized
    shares issued and outstanding: 4,994,714 (2000), 4,094,714 (1999)                          8,148,883            7,662,883
  Stock notes receivable                                                                            (375)                (375)
  Accumulated deficit                                                                         (3,401,718)          (3,172,167)
                                                                                       ------------------   ------------------
          Total stockholders' equity                                                           4,746,790            4,490,341
                                                                                       ------------------   ------------------
          Total liabilities and stockholders' equity                                         $10,013,647           $8,616,274
                                                                                             ===========          ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                  Three Months Ended March 31,
                                             -----------------------------------
                                                     2000              1999
                                             ---------------     ---------------

Sales                                         $    2,894,320      $   2,256,926
Less- excise tax                                     160,468            111,338
                                                ------------        ------------
          Net sales                                2,733,852          2,145,588

Cost of sales                                      1,877,650          1,595,246
                                                ------------        ------------

Gross profit                                         856,202            550,342

General and administrative expenses                  387,244            314,098
Sales and marketing expenses                         643,238            497,816
                                                 ------------       ------------

Loss from operations                                (174,280)          (261,572)

  Interest expense                                   (62,462)           (51,340)
  Other income (expense), net                          7,190             (7,196)
                                                 ------------       ------------
          Total other expense, net                   (55,272)           (58,536)

          Net loss                            $     (229,552)     $    (320,108)
                                                 ============       ============


Basic and diluted net loss per share          $        (0.05)     $       (0.10)
                                                 ============       ============

Shares used in per share calculations              4,694,714          3,365,267
                                                 ============       ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Three Months Ended March 31,
                                                                           -----------------------------------
                                                                               2000                1999
                                                                           --------------      --------------

Cash flows relating to operating activities:
  Net loss                                                                  $    (229,552)      $    (320,108)
  Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
      Depreciation                                                                221,658             232,807
      Amortization                                                                 48,415              32,165
      Loss (gain) on sale of assets                                                (8,275)               (300)
      (Increase) decrease in:
        Accounts receivable, net                                                 (328,034)            212,857
        Inventories                                                              (186,774)            (51,445)
        Prepaid assets                                                            (31,197)             81,375
      (Decrease) increase in:
        Accounts payable                                                          397,175             (49,948)
        Customer deposits held                                                      9,362               4,052
        Accrued payroll and other accrued liabilities                              19,020              29,497
                                                                              ------------        ------------
          Net cash (used in) provided by operating activities                     (88,202)            170,952

Cash flows relating to investing activities:
  Purchase of property and equipment                                             (105,566)           (323,286)
  Proceeds from sale of property and equipment                                      8,275                 300
  Changes in other assets                                                         (43,092)            (21,256)
  Acquisition, net of cash paid                                                  (253,562)                  -
                                                                              ------------        ------------
        Net cash used in investing activities                                    (393,945)           (344,242)

Cash flows relating to financing activities:
  Net borrowings (repayments) under line of credit                                 96,234            (160,615)
  Issuance of long term debt                                                       27,720                   -
  Proceeds from stockholders' loans                                               400,000                   -
  Issuance of preferred stock                                                           -             300,040
  Repayments of long term debt                                                     (8,587)             (8,588)
                                                                              ------------        ------------
        Net cash provided by financing activities                                 515,367             130,837

Net increase (decrease) in cash                                                    33,220             (42,453)

Cash, beginning of period                                                         103,006              52,532
                                                                              ------------        ------------
Cash, end of period                                                        $      136,226      $       10,079
                                                                              ============        ============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                               $       62,462      $       51,340

Supplemental disclosure of noncash information:
   Common stock issued in connection with acquisition                      $      486,000      $            -


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999. This quarterly report should be read in conjunction with such Annual Report.

Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2000, or any portion thereof.


2. Comprehensive Loss

The Company has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes requirements for disclosure of comprehensive income (loss).
Comprehensive loss did not differ from reported net loss in the periods presented.

3. Net Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share for all periods presented is the same as basic net loss per share since all potential dilutive securities are excluded because they are antidilutive.

The dilutive effect of stock options outstanding for the purchase of 360,300 and 143,975 shares at March 31, 2000 and 1999, respectively, and warrants outstanding for the purchase of 87,697.5 shares at March 31, 2000 and 1999 were not included in loss per share calculations, because to do so would have been antidilutive.

4.  Inventories

Inventories are stated at the lower of average cost, which approximates the first-in, first-out (FIFO) method, or market and include materials, labor and manufacturing overhead. Inventories consist of the following:

                                           March 31,              Dec. 31,
                                              2000                  1999
                                          -------------     --- -------------

          Raw materials                $       335,648       $       352,860
          Work-in-process                      211,954               177,985
          Finished goods                       328,888               111,268
          Merchandise                           82,302                87,740
                                          -------------         -------------
                                       $       958,792       $       729,853
                                          =============         =============

5.  Segment Information

The Company is organized into three product-based segments: brewery operations, restaurant operations and hand truck manufacturing. The Company's brewery segment brews and sells specialty beer in its Portland, Oregon brewery which is sold to distributors and retail customers. The Company's restaurant, which adjoins its brewery, sells the Company's specialty beers along with lunch and dinner. In October 1999, the Company purchased Harco Products, Inc., a company which produces hand trucks for various industrial uses.

All revenues are attributable to, and all long-lived assets are located in the United States, the Company's country of domicile. The basis of accounting for transactions between segments is based on the fair market value of the respective goods or services. Interest expense is considered a corporate expense and is not allocated to the three segments.

                                              Three months ended March 31,
                                          -------------------------------------
                                                2000                 1999
                                          -----------------     ---------------
Net Sales:
  Brewery                                 $      2,314,813     $     1,867,083
  Restaurant                                       395,738             341,844
Less: intersegment sales                           (78,130)            (63,339)
                                              -------------       -------------
    Subtotal                                     2,632,421           2,145,588
  Harco Products                                   101,431                   -
                                              -------------       -------------
      Total net sales                     $      2,733,852     $     2,145,588
                                              =============       =============

Gross Profit:
  Brewery                                 $        780,299     $       523,716
  Restaurant                                        82,996              55,525
   Less: intersegment gross profit                 (45,569)            (28,899)
                                              -------------       -------------
                                                   817,726             550,342
  Harco Products                                    38,476                   -
                                              -------------       -------------
      Total gross profit                  $        856,202     $       550,342
                                              =============       =============

6. Acquisitions

In October 1999, the Company acquired all of the outstanding common stock of Harco Products, Inc. ("Harco"), from a related party. Harco produces hand trucks for various industrial uses. The purchase price of $569,585 was paid by the issuance of shares of the Company's common stock valued at $0.75 per share. The common stock issued in connection with this acquisition contains certain incidental registration rights. The acquisition was accounted for using the purchase method of accounting, which requires that the purchase price be allocated to the net assets acquired based upon the relative fair value of assets acquired. The excess of the acquisition cost over the fair value of the net assets acquired, of approximately $36,000, is being amortized using the straight-line method over five years. The accompanying financial statements include the results of operations from the date of acquisition. In connection with the acquisition, the Company received 30,000 shares of its common stock that Harco owned, and recorded a corresponding reduction to stockholders' equity.

On January 31, 2000, the Company purchased certain assets (equipment and brands) from Saxer Brewing Company ("Saxer") for 900,000 shares of the Company's common stock, $150,000 cash and a three-year agreement to pay certain amounts based on barrel sales of the Saxer and Nor'wester brands, such amount secured by the Saxer and Nor'wester brands. In connection with this purchase, the Company recorded intangible assets of approximately $747,000, representing the fair value of trademarks and brand names purchased from Saxer, which are being amortized on a straight-line basis over five years. Also in connection with this purchase, the Company recorded a liability of $200,000 representing the minimum payments to be made over a three-year period based on barrel sales of the Saxer and Nor'wester brands.


Item 2.  Management's Discussion and Analysis or Plan of Operation

Certain statements in the Management's Discussion and Analysis or Plan of Operation are forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include general business and economic conditions, competitive products and pricing, fluctuations in demand and availability of financing. See "Factors That May Affect Future Results" below for additional risks and uncertainties.

Results of Operations

Three months ended March 31, 2000 and 1999

Net sales in the first quarter of 2000 increased 28% to $2,894,320 from $2,256,926 in the first quarter of 1999. Net sales from brewery operations increased 24% to $2,314,183 in the first quarter of 2000 from $1,867,083 in the first quarter of 1999, primarily as a result of increased volume. Shipments increased 21% to 14,725 barrels in the first quarter of 2000 from 12,122 barrels in the first quarter of 1999. Net sales from restaurant operations increased 16% to $395,738 in the first quarter of 2000 from $341,844 in the first quarter of 1999. The Company's restaurant was closed for two weeks in the first quarter of 1999 for remodeling. Additionally, the increase in restaurant sales in the first quarter of 2000 was attributable to increased volume resulting from promotional programs, and to a lesser extent, certain price increases. Net sales in the first quarter of 2000 also included $101,431 of sales of Harco Products, Inc. ("Harco") products.

Gross profit increased 56% to $856,202 (31% of net sales) in the first quarter of 2000 from $550,342 (26% of net sales) in the first quarter of 1999. Gross profit from brewery operations increased to 34% of brewery net sales in the first quarter of 2000 from 28% of brewery net sales in the first quarter of 1999, primarily as a result of increased production volume and therefore better capacity utilization. Gross profit from restaurant operations increased to 21% of restaurant sales in the first quarter of 2000 from 16% of restaurant sales in the first quarter of 2000, primarily as a result of increased volume and to a lesser extent, certain price increases. Gross profit in the first quarter of 2000 also included $38,476 from sales of Harco products.

General and administrative expenses increased 23% to $387,244 (14% of net sales) in the first quarter of 2000 from $314,098 (14% of net sales) in the first quarter of 1999. The increase is primarily the result of additional operating costs related to the acquisition of Harco in October 1999 and of the Saxer and Nor'wester brands in January 2000. See Note 6 of Notes to Consolidated Financial Statements.

Sales and marketing expenses increased 29% to $643,238 (24% of net sales) in the first quarter of 2000 from $497,816 (23% of net sales) in the first quarter of 1999. As a percentage of net sales, sales and marketing expenses were relatively constant over the two periods.

Interest expense increased to $62,462 in the first quarter of 2000 from $51,340 in the first quarter of 1999, as a result of increased borrowings used to support working capital and higher production and sales levels.

Liquidity and Capital Resources

The Company requires capital principally to fund its working capital needs. The Company has met its capital requirements through cash flow from operations, bank borrowings, loans from shareholders and the private and public sale of its Common Stock.

Accounts receivable increased $328,034 in the first quarter of 2000, primarily as a result of increased sales, much of which occurred late in the quarter. Inventories increased $228,939 in the first quarter of 2000, primarily as a result of increased sales, increased inventory related to Harco (which was acquired in October 1999) and increased inventory related to the Saxer and Nor'wester brands (which were acquired in January 2000).

The Company has a $2.5 million term loan ("Term Loan") payable to the MacTarnahan Limited Partnership (a related party), which is secured by receivables, inventory, equipment and general intangibles of the Company. The Term Loan bears interest at a per annum rate equal to the prime lending rate of the Bank of the Northwest plus 1% (10.0% at March 31, 2000). The Term Loan is due on April 1, 2001.

The Company has a $1,000,000 revolving line of credit ("Revolving Line") with a bank, under which $531,699 was outstanding at March 31, 2000. Payment of the Revolving Line is secured by certain of the Company's assets and is guaranteed by certain of the Company's shareholders. Interest is payable monthly at a per annum rate equal to prime rate plus 1% (10.0% at March 31, 2000). The Revolving Line expires on June 1, 2001.

Acquisitions

In October 1999, the Company acquired all of the outstanding common stock of Harco from a related party. Harco produces hand trucks for various industrial uses. The purchase price of $569,585 was paid by the issuance of shares of the Company's common stock valued at $0.75 per share. See Note 6 of Notes to Consolidated Financial Statements.

On January 31, 2000, the Company purchased certain assets (equipment and brands) from Saxer Brewing Company ("Saxer") for 900,000 shares of the Company's common stock, $150,000 cash and a three year agreement to pay certain amounts based on barrel sales of the Saxer and Nor'wester brands, such amount secured by the Saxer and Nor'wester brands. See Note 6 of Notes to Consolidated Financial Statements.

Factors That May Affect Future Results

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

Operating Losses. The Company experienced significant operating losses during the last three fiscal years, and has continued to incur losses in the first quarter of 2000. Operating results have and may continue to fluctuate as a result of many factors including lower sales volumes and selling prices, increased depreciation and other fixed operating costs as a percent of sales during periods when the Company's brewery is at less than full capacity, changes in product mix, increased selling and marketing costs incurred as the Company protects its business in existing markets and increased transportation costs as it develops business in new geographic markets.

Purchase of Assets from Saxer Brewing Company. In March 2000 the Company began production of the Saxer and Nor'wester brands at its Portland brewery. The Company believes that the additional volume will strengthen its financial performance over time. However, the production and distribution of the Saxer and Nor'wester brands requires additional working capital. The Company has also agreed to pay certain amounts based on barrel sales of the Saxer and Nor'wester brands. The Company has increased its Term Loan from $2.1 million to $2.5 million and its Revolving Line from $750,000 to $1,000,000 to accommodate its anticipated additional working capital needs. There are no assurances that the production and distribution of the Saxer and Nor'wester brands will provide sufficient cash flow from operations to accommodate the increased working capital needs and repayment of the increased debt.

Ability to Refinance or Retire Outstanding Debt. The Company has a Term Loan payable to the MacTarnahan Limited Partnership (a related party) of $2.5 million. The Term Loan is due on April 1, 2001. The Company expects to place the debt permanently with a financial institution by April 1, 2001 or pay off the debt through the raising of additional capital. There can be no assurance that the Company will be able to obtain permanent financing from a financial institution or that the Company will be able to raise additional capital on commercially reasonable terms or at all.

The Company's working capital requirements over the next 12 months are expected to be met from cash flow through operations, funds available under the Revolving Line and, if appropriate and available, additional equity offerings and/or borrowings from other lenders. There can be no assurance the Company will be able to raise additional funds through equity offerings or additional borrowings.

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities

         (c) On October 27, 1999, 684,000 shares, and on January 31, 2000, an additional 75,447 shares, of the Company's common stock were issued to the shareholders of Harco. See Note 6 of Notes to Consolidated Financial Statements.

         On January 31, 2000,  900,000 shares of the Company's common stock were
         issued  to  the  Saxer  Brewing  Company.   See  Note  6  of  Notes  to
         Consolidated Financial Statements.

         For both transactions, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D as the transactions did not involve a public offering and/or the parties were "accredited investors."


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits included herein:

          Number         Number
          (1-A)         (S-B 601)                               Description
      --------------- -------------- -------------------------------------------

           6.27           10.27      Loan Agreement, dated February 2, 2000
           12             27         Financial Data Schedule


(b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of May, 2000.

                                    PORTLAND BREWING COMPANY


     Signature                              Title
     ---------                              -----

     /s/ GLENMORE JAMES          Executive Vice President and
     ----------------------        Chief Financial Officer
     Glenmore James              (Principal Financial and Accounting Officer)