Form 10QSB
period 2000-06-30
PORTLAND BREWING CO /OR/
filed 2000-08-10
CIK 943658

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 1O-QSB



              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____


                        Commission File Number : 0-25836



                            PORTLAND BREWING COMPANY
        (Exact name of small business issuer as specified in its charter)

---------------------------------------- ---------------------------------------
                Oregon                                  93-0865997
    (State or other jurisdiction                     (I.R.S. Employer
  of incorporation or organization)                Identification No.)
---------------------------------------- ---------------------------------------


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


The number of shares outstanding of the Registrant's Common Stock as of August 3, 2000 was 4,995,014 shares.

Transitional Small Business Disclosure Format (check one):  Yes [X]    No [  ]

                            PORTLAND BREWING COMPANY
                                   FORM 10-QSB
                                      INDEX

PART I    FINANCIAL INFORMATION                                            Page

    Item 1.  Financial Statements

             Consolidated Balance Sheets - June 30, 2000 and
             December 31, 1999                                                2

             Consolidated Statements of Operations -Three and Six Months
             Ended June 30, 2000 and 1999                                     3

             Consolidated Statements of Cash Flows - Six Months
             Ended June 30, 2000 and 1999                                     4

             Notes to Consolidated Financial Statements                       5

    Item 2.  Management's Discussion and Analysis or Plan of Operation        8


PART II    OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                                11

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                           (Unaudited)
                                             June 30,         December 31,
                                               2000               1999
                                           -----------        ------------
                       ASSETS

CURRENT ASSETS:
  Cash                                     $  69,298         $    103,006
  Accounts receivable, net of allowance
    of $4,104 (2000) and $8,000 (1999)     1,151,620              655,064
  Inventories                              1,211,301              729,853
  Prepaid assets                             307,684              218,550
                                        ------------------   ------------------
          Total current assets             2,739,903            1,706,473
                                        ==================   ==================

Property and equipment, net of             6,722,230            6,711,257
  accumulated depreciation of
  $4,587,696 (2000)
  and $4,208,710 (1999)
Other assets, net                            928,443              198,544
                                        ------------------   ------------------
          Total assets                   $10,390,576           $8,616,274
                                        ==================   ==================

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                          $  749,169          $   435,465
  Current portion of long-term debt           35,176               26,706
  Stockholder term loan (Note 6)           2,500,000                    -
  Accounts payable                         1,520,334              809,369
  Customer deposits held                     139,437              131,821
  Accrued payroll                            210,754              170,580
  Other accrued liabilities                  272,883               65,853
                                        ------------------   ------------------
          Total current liabilities        5,427,753            1,639,794

Long-term debt, less current portion          85,864               86,099
Stockholder term loan (Note 6)                     -            2,100,000
Other long-term liabilities                   67,500                    -

Series A Redeemable Convertible
  Preferred Stock, $52 par value,
   10,000 shares authorized, 5,770
   shares issued and outstanding,
   liquidation preference of $300,040        300,040              300,040

STOCKHOLDERS' EQUITY:
  Common stock, no par value, 25,000,000
   shares authorized shares issued and
   outstanding: 4,995,014 (2000),
   4,094,714 (1999)                        8,148,883            7,662,883
  Stock notes receivable                        (375)                (375)
  Accumulated deficit                     (3,639,089)          (3,172,167)
                                        ------------------   ------------------
          Total stockholders' equity       4,509,419            4,490,341
                                        ------------------   ------------------
          Total liabilities and
            stockholders' equity         $10,390,576           $8,616,274
                                        ==================   ==================


       The accompanying notes are an integral part of these consolidated financial statements

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three months ended                      Six months ended
                                                    March 31, 31, 31,                      March 31, 31, 31,
                                                         June 30,                               June 30,
                                             ---------------------------------    -------------------------------------
                                                 2000               1999               2000                1999
                                             --------------    ---------------    ---------------     ----------------
  Sales                                    $     3,529,382     $    2,738,340    $     6,423,702     $     4,995,266
  Less-excise tax                                 (187,355)          (132,505)          (347,823)           (243,843)
                                              -------------       ------------      -------------       -------------
    Net sales                                    3,342,027          2,605,835          6,075,879           4,751,423


  Cost of sales                                  2,377,659          1,815,561          4,255,309           3,410,807
                                              -------------       ------------      -------------       -------------
  Gross profit                                     964,368            790,274          1,820,570           1,340,616


  General and administrative expenses              414,279            300,633            801,523             614,731
  Sales and marketing expenses                     691,539            581,059          1,334,777           1,078,875
                                              -------------       ------------      -------------       -------------
     Loss from operations                         (141,450)           (91,418)          (315,730)           (352,990)


  Interest expense                                 (84,311)           (60,906)          (146,773)           (112,246)
  Other income (expense), net                      (11,608)           (13,492)            (4,418)            (20,689)
                                              -------------       ------------      -------------       -------------
     Total other expense, net                      (95,919)           (74,398)          (151,191)           (132,935)

        Net loss                           $      (237,369)    $     (165,816)   $      (466,921)     $     (485,925)
                                              =============       ============      =============       =============

     Basic and diluted net loss per share  $         (0.05)    $        (0.05)   $         (0.10)     $        (0.14)
                                              =============       ============      =============       =============

     Shares used in per share
        calculations:                            4,995,014          3,365,267          4,845,014           3,365,267
                                              =============       ============      =============       =============


        The accompanying notes are an integral part of these consolidated financial statements.

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Six Months Ended June 30,
                                                                           -----------------------------------
                                                                               2000                1999
                                                                           --------------      --------------
Cash flows relating to operating activities:
  Net loss                                                                 $     (466,921)     $     (485,925)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation                                                                442,140             458,404
      Amortization                                                                114,208              62,490
      Loss (gain) on sale of assets                                               (12,074)             (6,727)
      (Increase) decrease in:
        Accounts receivable, net                                                 (496,556)            (92,259)
        Inventories                                                              (481,448)           (101,841)
        Prepaid assets                                                            (89,134)            (25,631)
      (Decrease) increase in:
        Accounts payable                                                          710,965             149,422
        Accrued payroll and other accrued liabilities                              46,951              28,210
        Customer deposits held                                                      7,616                (795)
                                                                              ------------        ------------
Net cash used in operating activities                                            (224,253)            (14,652)
                                                                              ------------        ------------


Cash flows relating to investing activities:
  Purchase of property and equipment                                             (303,113)           (415,246)
  Proceeds from sale of property and equipment                                     12,074             235,231
  Changes in other assets                                                         (60,355)            (76,244)
  Purchase of acquired business                                                  (150,000)                   -
                                                                              ------------        ------------
        Net cash used in investing activities                                    (501,394)           (256,259)
                                                                              ------------        ------------

Cash flows relating to financing activities:
  Net borrowings (repayments) under line of credit                                313,704              28,241
  Issuance of long-term debt                                                       27,720                   -
  Repayments of long term debt                                                    (49,485)            (17,175)
  Proceeds from stockholders' loans                                               400,000
  Issuance of preferred stock                                                           -             300,040
                                                                              ------------        ------------
        Net cash provided by financing activities                                 691,939             311,106
                                                                              ------------        ------------

Net increase (decrease) in cash                                                  (33,708)              40,195

Cash, beginning of period                                                         103,006              52,532
                                                                              ------------        ------------
Cash, end of period                                                        $       69,298      $       92,727
                                                                              ============        ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                               $      146,773      $      112,246
Supplemental disclosure of noncash information:
    Common stock issued in connection with acquisition                     $      486,000      $            -


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

Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2000, or any portion thereof.

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

The dilutive effect of stock options outstanding for the purchase of 373,800 and 380,300 shares at June 30, 2000 and 1999, respectively, warrants outstanding for the purchase of 87,697.5 shares at June 30, 2000 and 1999, and 577,000 shares of common stock into which the outstanding Series A Redeemable Convertible Preferred Stock are convertible were not included in loss per share calculations, because to do so would have been antidilutive.

4.  Inventories

Inventories are stated at the lower of average cost, which approximates the first-in, first-out (FIFO) method, or market and include materials, labor and manufacturing overhead. Inventories consist of the following:

                                            June 30,              Dec. 31,
                                              2000                  1999
                                          -------------     --- -------------

        Raw materials                  $       571,262       $       352,860
        Work-in-process                        255,842               177,985
        Finished goods                         290,817               111,268
        Merchandise                             93,380                87,740
                                          -------------         -------------
                                       $     1,211,301       $       729,853
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

In the six months ended June 30, 2000, two distributors represented 36% and 14% respectively, of net sales. In the six months ended June 30, 1999, two distributors represented 42% percent and 10% respectively, of net sales.

                                    Three months ended June 30,                 Six months ended June 30,
                                -------------------------------------     ---------------------------------------
                                      2000                1999                 2000                  1999
                                 ----------------    ----------------     ----------------     ------------------
Net Sales:
  Brewery                        $     2,861,837     $     2,245,988      $     5,176,650      $       4,113,075
  Restaurant                             457,833             429,972              853,571                771,816
Less: inter-segment sales                (78,215)            (70,125)            (156,345)              (133,468)
                                    -------------       -------------        -------------        ---------------
                                    -------------       -------------        -------------        ---------------
    Subtotal                           3,241,455           2,605,835            5,873,876              4,751,423
Harco Products                           100,572                   -              202,003                      -
                                    -------------       -------------        -------------        ---------------
  Total net sales                $     3,342,027     $     2,605,835      $     6,075,879      $       4,751,423
                                    =============       =============        =============        ===============

Gross Profit:
  Brewery                        $       859,044     $       716,212      $     1,639,343      $       1,245,473
  Restaurant                             102,989             110,317              185,985                165,842
   Less: inter-segment
              gross profit               (43,151)            (36,255)             (88,720)               (70,699)
                                    -------------       -------------        -------------        ---------------
Subtotal                                 918,882             790,274            1,736,608              1,340,616
Harco Products                            45,486                   -               83,962                      -
                                    -------------       -------------        -------------        ---------------
Total gross profit               $       964,368     $       790,274      $     1,820,570      $       1,340,616
                                    =============       =============        =============        ===============


6.  Stockholder Term Loan

The Company has a $2.5 million term loan ("Term Loan") payable to the MacTarnahan Limited Partnership (a related party), which is secured by receivables, inventory, equipment and general intangibles of the Company. The Term Loan bears interest at a per annum rate equal to the prime lending rate of the Bank of the Northwest plus 1% (10.5% at June 30, 2000). The Term Loan is due on April 1, 2001, and accordingly has been classified as current in the accompanying balance sheet as of June 30, 2000. The Company expects to place the debt permanently with a financial institution, pay off the debt through the raising of additional capital or extend the due date until satisfactory permanent financing can be obtained. There can be no assurance that the Company will be able to obtain permanent financing from a financial institution, raise additional capital on commercially reasonable terms or at all or extend the due date of the debt. See "Management's Discussion and Analysis or Plan of Operation
- Liquidity and Capital Resources."

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

On January 31, 2000, the Company purchased certain assets (equipment and brands) from Saxer Brewing Company ("Saxer") for 900,000 shares of the Company's common stock, $150,000 cash and a three-year agreement to pay certain amounts based on barrel sales of the Saxer and Nor'wester brands, such amount secured by the Saxer and Nor'wester brands. In connection with this purchase, the Company recorded intangible assets of approximately $783,000, representing the fair value of trademarks and brand names purchased from Saxer, which are being amortized on a straight-line basis over five years. This amount is included in other assets, net in the accompanying consolidated balance sheet. Also in connection with this purchase, the Company recorded a liability of $200,000 representing the minimum payments to be made over a three-year period based on barrel sales of the Saxer and Nor'wester brands.

8.  Recent Accounting Pronouncements

In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") was issued. SFAS 133 establishes accounting and reporting standards requiring every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. The Company's management has studied the implications of SFAS 133 and based on the initial evaluation, expects the adoption to have no impact on the Company's financial condition or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), and further amended it to defer the effective date. The Company is required to adopt the provisions of SAB 101 in the fourth quarter of fiscal 2001. The Company does not expect the adoption of SAB 101 to have a material impact on its financial statements.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, (FIN 44) which provides interpretive guidance on several implementation issues related to Accounting

Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." The Company is required to adopt the provisions of FIN 44 in the first quarter of fiscal 2001. The Company does not expect the adoption of FIN 44 to have a material impact on its financial statements.


Item 2.  Management's Discussion and Analysis or Plan of Operation

Certain statements in the Management's Discussion and Analysis or Plan of Operation are forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include general business and economic conditions, competitive products and pricing, fluctuations in demand and availability of financing. See Factors That May Affect Future Results below for additional risks and uncertainties.

Results of Operations

Second Quarter and Six Months ended June 30, 2000 and 1999

Net Sales. Net sales in the second quarter of 2000 increased 28% to $3,342,027 from $2,605,835 in the second quarter of 1999, and increased 28% to $6,075,879 from $4,751,423 in the first six months of 1999. Net sales included sales of Harco Products, Inc. ("Harco") products of $100,572 in the second quarter of 2000 and $202,003 in the first six months of 2000.

Net sales from brewery operations increased 27% to $2,861,837 in the second quarter of 2000 from $2,245,988 in the second quarter of 1999, and increased 26% to $5,176,650 in the first six months of 2000 from $4,113,075 in the first six months of 1999, primarily as a result of increased volume from contract brewing and packaging arrangements and the addition of the Saxer and Nor'wester brands acquired in January 2000, offset by additional accruals for increased excise tax in 2000. The Company will pay excise tax at a higher rate if it sells more than 60,000 barrels in 2000. Shipments increased 31% to 18,580 barrels in the second quarter of 2000 from 14,229 barrels in the second quarter of 1999. Shipments increased 26% to 33,305 barrels in the first six months of 2000 from 26,351 barrels in the first six months of 1999.

Net sales from restaurant operations increased 6% to $457,833 in the second quarter of 2000, from $429,972 in the second quarter of 1999, and increased 11% to $853,571 in the first six months of 2000, from $771,816 in the first six months of 1999. The Company's restaurant was closed for two weeks in the first six months of 1999 for remodeling. Additionally, the increases in restaurant sales in the 2000 periods were attributable to increased volume resulting from promotional programs, and to a lesser extent, certain price increases.

Gross Profit. Gross profit increased 22% to $964,368 (28.9% of net sales) in the second quarter of 2000 from $790,274 (30.3% of net sales) in the second quarter of 1999, and increased 36% to $1,820,570 (30.0% of net sales) in the first six months of 2000 from $1,340,616 (28.2% of net sales) in the first six months of 1998. Gross profit included gross profit from sales of Harco products of $45,486 in the second quarter of 2000 and $83,962 in the first six months of 2000.

Gross profit margin from brewery operations decreased to 30.0% of brewery net sales in the second quarter of 2000 from 31.9% of brewery net sales in the second quarter of 1999, and increased to 31.7% of brewery net sales in the first six months of 2000 from 30.3% of brewery net sales in the first six months of 1999. The decrease in the second quarter of 2000 was a result of costs associated with the start up of production of the Saxer and Nor'wester brands by the Company and the increase in contract brewing and packaging arrangements, which have lower gross margins than the Company's branded products. The increase in the first six months of 2000 was a result of increased production and therefore better capacity utilization, partially offset by costs associated with the start up of production of the Saxer and Nor'wester brands by the Company and the increase in contract brewing and packaging arrangements, which have lower gross margins.

Gross profit from restaurant operations decreased to 22.5% of restaurant sales in the second quarter of 2000 from 25.7% of restaurant sales in the second quarter of 1999, and increased to 21.8% of restaurant sales in the first six months of 2000 from 21.5% of restaurant sales in the first six months of 1999. The decrease in the second quarter of 2000 was a largely the result of increased payroll costs in the restaurant operations. The increase in the first six months of 2000 was a result of increased volume, and to a lesser extent, certain price increases, partially offset by increased payroll costs in the second quarter of 2000.

General and Administrative Expenses. General and administrative expenses increased 38% to $414,279 (12.4% of net sales) in the second quarter of 2000 from $300,633 (11.5% of net sales) in the second quarter of 1999, and increased 30% to $801,523 (13.2% of net sales) in the first six months of 2000 from $614,731 (12.9% of net sales) in the first six months of 1999. The increases are primarily the result of additional operating costs related to the acquisition of Harco in October 1999 and of the Saxer and Nor'wester brands in January 2000. See Note 7 of Notes to Consolidated Financial Statements.

Sales and Marketing Expenses. Sales and marketing expenses increased 19% to $691,539 (20.7% of net sales) in the second quarter of 2000 compared to $581,059 (22.3% of net sales) in the second quarter of 1999, and increased 23.7% to $1,334,777 (22.0% of net sales) in the first six months of 2000 compared to $1,078,875 (22.7% of net sales) in the first six months of 1999. The increases are primarily the result of additional marketing expenses related to the acquisition of the Saxer and Nor'wester brands in January 2000.

Interest Expense. Interest expense increased to $84,311 in the second quarter of 2000 from $60,906 in the second quarter of 1999, and increased to $146,773 in the first six months of 2000 from $112,246 in the first six months of 1999. The increases were a result of increased borrowings used to support working capital and higher production and sales levels, and an increase in interest rates on our outstanding debt during 2000.

Liquidity and Capital Resources

The Company requires capital principally to fund its working capital needs. The Company has met its capital requirements through cash flow from operations, bank borrowings, loans from shareholders and the private and public sale of its Common Stock.

Accounts receivable increased 76% to $1,151,620 in the first six months of 2000, primarily as a result of increased sales, proportionately longer payment terms on certain accounts in 2000, and the gross accounts receivable from contract brewing account distributors. Inventories increased 66.0% to $1,211,301 in the first six months of 2000, primarily as a result of increased sales, increased inventory related to Harco (which was acquired in October 1999) and increased inventory related to the Saxer and Nor'wester brands (which were acquired in January 2000). Accounts payable increased 88% to $1,520,334 in the first six months of 2000 as a result of the increased level of sales and purchases, the pass-through margin payable to contract customers from accounts receivable billings to their distributors and the timing of purchases and payments.

The Company has a $2.5 million term loan ("Term Loan") payable to the MacTarnahan Limited Partnership (a related party), which is secured by receivables, inventory, equipment and general intangibles of the Company. The Term Loan bears interest at a per annum rate equal to the prime lending rate of the Bank of the Northwest plus 1% (10.5% at June 30, 2000). The Term Loan is due on April 1, 2001, and accordingly has been classified as current in the accompanying balance sheet as of June 30, 2000. The Company expects to place the debt permanently with a financial institution, pay off the debt through the raising of additional capital or extend the due date until satisfactory permanent financing can be obtained. There can be no assurance that the Company will be able to obtain permanent financing from a financial institution, raise additional capital on commercially reasonable terms or at all or extend the due date of the debt.

The Company has a $1,000,000 revolving line of credit ("Revolving Line") with a bank, under which $749,169 was outstanding at June 30, 2000. Payment of the Revolving Line is secured by certain of the

Company's assets and is guaranteed by certain of the Company's shareholders. Interest is payable monthly at a per annum rate equal to prime rate plus 1% (10.5% at June 30, 2000). The Revolving Line expires on June 1, 2001.

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

Distribution. While it believes it has good relationships with most of its distributors, the Company can give no assurance that each of its distributors will continue to effectively market and distribute its beer. Additionally, distributors and retailers have become more selective in accepting new brands. Because state liquor laws and/or standard contractual provisions limit the Company's ability to terminate a distribution agreement, the Company can give no assurance that a distributor for any given geographic area could be replaced without cost or replaced immediately, either temporarily or permanently, in the event the distributor was performing poorly in its efforts to distribute the Company's products or was otherwise unable to perform (e.g. as a result of an employee strike or damage caused by fire or natural disaster). The Company's inability to replace a non-performing or poorly performing distributor in a timely fashion and/or with minimal cost could have a significant adverse effect on the Company's results of operations, particularly if the distributor were Columbia Distributing Company, the Company's largest distributor.

Results of Operations. The Company experienced significant operating losses during the last three fiscal years, and has continued to incur losses in the first six months of 2000. Additionally, accounts receivable and accounts payable have increased significantly during 2000. Operating results have and may
continue  to  fluctuate  as  a  result  of  many  factors  including   increased
depreciation and other fixed operating costs as a percent of sales during periods when the Company's brewery is at less than full capacity, changes in product mix, increased selling and marketing costs incurred as the Company protects its business in existing markets, increased transportation costs as it develops business in new geographic markets, collection of accounts receivable and management of outstanding accounts payable and debt .

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

Ability to Refinance or Retire Outstanding Debt. The Company has a Term Loan payable to the MacTarnahan Limited Partnership (a related party) of $2.5 million. The Term Loan is due on April 1, 2001. The Company expects to place the debt permanently with a financial institution, pay off the debt through the raising of additional capital or extend the due date until satisfactory permanent financing can be obtained There can be no assurance that the Company will be able to obtain permanent financing from a financial institution, raise additional capital on commercially reasonable terms or at all or extend the due date of the debt.

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



                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits included herein:


         Exhibit       Exhibit
          Number       Number
          (1-A)       (S-B 601)                  Description
      ------------- ------------- ----------------------------------------------
           6.28            10     June 12, 2000 Amendment to License Agreement
                                  between the Company and Harmer Mill & Logging
                                  Supply, Inc., dated July 1, 1994
            12             27     Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of August, 2000.


                                    PORTLAND BREWING COMPANY



     Signature                              Title


     /s/ Glenmore James     Executive Vice President and Chief Financial Officer
     --------------------   (Principal Financial and Accounting Officer)
     Glenmore James