Form 10QSB
period 2000-09-30
PORTLAND BREWING CO /OR/
filed 2000-11-14
CIK 943658

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 1O-QSB



              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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


The number of shares outstanding of the Registrant's Common Stock as of November 13, 2000 was 4,995,014 shares.


Transitional Small Business Disclosure Format (check one):  Yes [X]    No [  ]

                            PORTLAND BREWING COMPANY
                                   FORM 10-QSB
                                      INDEX

PART I    FINANCIAL INFORMATION                                          Page

     Item 1. Financial Statements

             Consolidated Balance Sheets - September 30, 2000 and
             December 31, 1999                                            2

             Consolidated Statements of Operations -Three and Nine
             Months Ended September 30, 2000 and 1999                     3

             Consolidated Statements of Cash Flows - Nine Months
             Ended September 30, 2000 and 1999                            4

             Notes to Consolidated Financial Statements                   5

     Item 2. Management's Discussion and Analysis or Plan of Operation    8


PART II   OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                            11

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                             (Unaudited)
                                                                                         September 30, 2000      December 31, 1999
                                       ASSETS                                            ------------------      -----------------
                                       ------
CURRENT ASSETS:
  Cash                                                                                     $       4,325         $    103,006
  Accounts receivable, net of allowance of $4,104 (2000) and $8,000 (1999)                     1,394,551              655,064
  Inventories                                                                                  1,100,022              729,853
  Prepaid assets                                                                                 188,466              218,550
                                                                                         ----------------     ----------------
          Total current assets                                                                 2,687,364            1,706,473

Property and equipment, net of accumulated depreciation of $4,762,599 (2000)                   6,560,999            6,711,257
    and $4,208,710 (1999)
Other assets, net                                                                                879,993              198,544
                                                                                         ----------------     ----------------
          Total assets                                                                       $10,128,356           $8,616,274
                                                                                         ================     ================

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
CURRENT LIABILITIES:
 Line of credit                                                                               $  780,363          $   435,465
 Current portion of long-term debt                                                                24,030               26,706
 Stockholder term loan (Note 6)                                                                2,500,000                    -
 Accounts payable                                                                              1,649,524              809,369
 Customer deposits held                                                                          144,033              131,821
 Accrued payroll                                                                                 197,599              170,580
 Other accrued liabilities                                                                       270,243               65,853
                                                                                         ---------------      ---------------
          Total current liabilities                                                            5,565,792            1,639,794

Long-term debt, less current portion                                                              48,037               86,099
Stockholder term loan (Note 6)                                                                         -            2,100,000
Other long-term liabilities                                                                       55,000                    -

Series A Redeemable  Convertible  Preferred Stock, $52 par value,  10,000 shares authorized, 5,770 shares issued and outstanding, liquidation preference of
   of $300,040                                                                                   300,040              300,040

STOCKHOLDERS' EQUITY:
  Common stock, no par value, 25,000,000 shares authorized
    shares issued and outstanding: 4,995,014 (2000), 4,094,714 (1999)                          8,148,883            7,662,883
  Stock notes receivable                                                                            (375)                (375)
  Accumulated deficit                                                                         (3,989,021)          (3,172,167)
                                                                                         ----------------     ----------------
          Total stockholders' equity                                                           4,159,487            4,490,341
                                                                                         ----------------     ----------------
          Total liabilities and stockholders' equity                                         $10,128,356           $8,616,274
                                                                                         ================     ================

        The accompanying notes are an integral part of these consolidated financial statements.

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three months ended                     Nine months ended
                                                    March 31, 31, 31,                      March 31, 31, 31,
                                                      September 30,                          September 30,
                                             ---------------------------------    ------------------------------------
                                                 2000               1999               2000                1999
                                             --------------    ---------------    ---------------     ----------------
  Sales                                     $    3,635,196     $    2,905,008      $  10,058,898      $    7,900,274
  Less-excise tax                                  204,002            139,581            551,825             383,424
                                              -------------       ------------      -------------       -------------
    Net sales                                    3,431,194          2,765,427          9,507,073           7,516,850

  Cost of sales                                  2,608,364          1,868,518          6,863,673           5,279,325
                                              -------------       ------------      -------------       -------------

  Gross profit                                     822,830            896,909          2,643,400           2,237,525

  General and administrative expenses              419,112            338,087          1,220,635             952,818

  Sales and marketing expenses                     772,104            743,205          2,106,881           1,822,080



                                              -------------       ------------      -------------       -------------

     Loss from operations                         (368,386)          (184,383)          (684,116)           (537,373)

  Interest expense                                 (82,488)           (64,194)          (229,261)           (176,440)
  Other income (expense), net                      100,941            (43,680)            96,523             (64,369)
                                              -------------       ------------      -------------       -------------
     Total other expense, net                       18,453           (107,874)          (132,738)           (240,809)

        Net loss                            $     (349,933)    $     (292,257)     $    (816,854)     $     (778,182)
                                              =============       ============      =============       =============

     Basic and diluted net loss per share   $       (0.07)     $       (0.09)      $      (0.17)      $       (0.23)
                                              =============       ============      =============       =============

     Shares used in per share
        calculations:                            4,995,314          3,365,267          4,895,014           3,365,267
                                              =============       ============      =============       =============









        The accompanying notes are an integral part of these consolidated financial statements.

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Nine Months Ended Sept. 30,
                                                                           -----------------------------------
                                                                                 2000                1999
                                                                           ---------------      --------------
Cash flows relating to operating activities:
  Net loss                                                                 $     (816,854)     $     (778,182)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation                                                                666,459             684,279
      Amortization                                                                177,795              91,630
      Gain on sale of assets                                                         (848)             (6,727)
      (Increase) decrease in:
        Accounts receivable, net                                                 (739,487)            (59,100)
        Inventories                                                              (370,169)           (167,423)
        Prepaid assets                                                             30,084              72,267
      (Decrease) increase in:
        Accounts payable                                                          840,155              59,238
        Accrued payroll and other accrued liabilities                              12,212              23,331
        Customer deposits held                                                     31,156               6,795
                                                                              ------------        ------------
Net cash used in operating activities                                            (169,497)            (73,892)
                                                                              ------------        ------------

Cash flows relating to investing activities:
  Purchase of property and equipment                                             (444,877)           (491,780)
  Proceeds from sale of property and equipment                                     79,524             235,231
  Changes in other assets                                                         (75,491)           (100,689)
  Purchase of acquired business                                                  (150,000)                  -
                                                                              ------------        ------------
        Net cash used in investing activities                                    (590,844)           (357,238)
                                                                              ------------        ------------

Cash flows relating to financing activities:
  Repayments under line of credit                                                 344,898             137,776
  Issuance of long-term debt                                                       27,720                   -
  Repayments of long term debt                                                   (110,958)            (23,939)
  Proceeds from stockholders' loans                                               400,000
  Issuance of preferred stock                                                           -             300,040
                                                                              ------------        ------------
        Net cash provided by financing activities                                 661,660             413,877
                                                                              ------------        ------------
Net decrease in cash                                                              (98,681)            (17,253)

Cash, beginning of period                                                         103,006              52,532
                                                                              ------------        ------------
Cash, end of period                                                        $        4,325      $       35,279
                                                                              ============        ============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                               $      229,261      $      176,440
Supplemental disclosure of noncash information:
    Common stock issued in connection with acquisition                     $      486,000      $            -


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

Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2000, or any portion thereof.

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

The dilutive effect of stock options outstanding for the purchase of 373,800 and 380,300 shares at September 30, 2000 and 1999, respectively, warrants outstanding for the purchase of 87,697.5 shares at September 30, 2000 and 1999, and 577,000 shares of common stock into which the outstanding Series A Redeemable Convertible Preferred Stock are convertible were not included in loss per share calculations, because to do so would have been antidilutive.

4.  Inventories

Inventories are stated at the lower of average cost, which approximates the first-in, first-out (FIFO) method, or market and include materials, labor and manufacturing overhead. Inventories consist of the following:

                                          September 30,         December 31,
                                              2000                  1999
                                          -------------         -------------

Raw materials                          $       512,135       $       352,860
Work-in-process                                207,125               177,985
Finished goods                                 297,313               111,268
Merchandise                                     83,449                87,740
                                          -------------         -------------
                                       $     1,100,022       $       729,853
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

In the nine months ended September 30, 2000, two distributors represented 37% and 13% respectively, of net sales. In the nine months ended September 30, 1999, two distributors represented 39% percent and 18% respectively, of net sales.


                                  Three months ended September 30,           Nine months ended September 30,
                                -------------------------------------     ---------------------------------------
                                        2000                1999                 2000                  1999
                                 ----------------    ----------------     ----------------     ------------------
Net Sales:
  Brewery                        $     2,917,430     $     2,378,352      $     8,094,080      $       6,491,427
  Restaurant                             474,306             462,025            1,327,877              1,233,841
Less: inter-segment sales                (73,850)            (74,950)            (230,195)              (208,418)
                                    -------------       -------------        -------------        ---------------
    Subtotal                           3,228,719           2,765,427            9,191,762              7,516,850
Harco Products                           113,308                   -              315,311                      -
                                    -------------       -------------        -------------        ---------------
  Total net sales                $     3,342,027     $     2,765,427      $     9,507,073      $       7,516,850
                                    =============       =============        =============        ===============

Gross Profit:
  Brewery                        $       725,575     $       822,342      $     2,364,918      $       2,067,815
  Restaurant                              92,402             114,184              278,387                280,026
   Less: inter-segment
              gross profit               (38,784)            (39,617)            (127,504)              (110,316)
                                    -------------       -------------        -------------        ---------------
Subtotal                                 779,193             896,909            2,515,801              2,237,525
Harco Products                            43,637                   -              127,599                      -
                                    -------------       -------------        -------------        ---------------
Total gross profit               $       822,830     $       896,909      $     2,643,400      $       2,237,525
                                    =============       =============        =============        ===============


6.  Stockholder Term Loan

The Company has a $2.5 million term loan ("Term Loan") payable to the MacTarnahan Limited Partnership (a related party), which is secured by receivables, inventory, equipment and general intangibles of the Company. The Term Loan bears interest at a per annum rate equal to the prime lending rate of the Western Bank plus 1% (10.5% at September 30, 2000). The Term Loan is due on April 1, 2001, and accordingly has been classified as current in the accompanying balance sheet as of September 30, 2000. The Company expects to place the debt permanently with a financial institution, pay off the debt through the raising of additional capital or extend the due date until satisfactory permanent financing can be obtained. There can be no assurance that the Company will be able to obtain permanent financing from a financial institution, raise additional capital on commercially reasonable terms or at all or extend the due date of the debt. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

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

8. Recent Accounting Pronouncements

In September 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) was issued. SFAS 133 establishes accounting and reporting standards requiring every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after September 15, 2000. The Company's management has studied the implications of SFAS 133 and based on the initial evaluation, expects the adoption to have no impact on the Company's financial condition or results of operations.

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

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, (FIN 44) which provides interpretive guidance on several implementation issues related to Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." The Company is required to adopt the provisions of FIN 44 in the first quarter of fiscal 2001. The Company does not expect the adoption of FIN 44 to have a material impact on its financial statements.


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

Results of Operations

Third Quarter and Nine Months ended September 30, 2000 and 1999

Net Sales. Net sales in the third quarter of 2000 increased 24% to $3,431,194 from $2,765,427 in the third quarter of 1999, and increased 26% to $9,507,073 from $7,516,850 in the first nine months of 1999. Net sales included sales of Harco Products, Inc. ("Harco") products of $113,308 in the third quarter of 2000 and $315,311 in the first nine months of 2000.

Net sales from brewery operations increased 23% to $2,917,430 in the third quarter of 2000 from $2,378,352 in the third quarter of 1999, and increased 25% to $8,094,080 in the first nine months of 2000 from $6,491,427 in the first nine months of 1999, primarily as a result of increased volume from contract brewing and packaging arrangements and the addition of the Saxer and Nor'wester brands acquired in January 2000, offset by additional accruals for increased excise tax in 2000. Shipments increased 26% to 19,598 barrels in the third quarter of 2000 from 15,521 barrels in the third quarter of 1999. Shipments increased 26% to 52,903 barrels in the first nine months of 2000 from 41,875 barrels in the first nine months of 1999. The Company will pay excise tax at a higher rate if it sells more than 60,000 barrels in 2000.


Net sales from restaurant operations increased 3% to $474,306 in the third quarter of 2000, from $462,025 in the third quarter of 1999, and increased 8% to $1,327,877 in the first nine months of 2000, from $1,233,841 in the first nine months of 1999. The increases in restaurant sales in the 2000 periods were attributable to increased volume resulting from promotional programs, and to a lesser extent, certain price increases.

Gross Profit. Gross profit decreased 8% to $822,830 (24.0% of net sales) in the third quarter of 2000 from $869,909 (32.4% of net sales) in the third quarter of 1999, and increased 18% to $2,643,400 (27.8% of net sales) in the first nine months of 2000 from $2,237,525 (29.8% of net sales) in the first nine months of 1999. Gross profit included gross profit from sales of Harco products of $43,637 in the third quarter of 2000 and $127,599 in the first nine months of 2000.

Gross profit margin from brewery operations decreased to 24.9% of brewery net sales in the third quarter of 2000 from 34.6% of brewery net sales in the third quarter of 1999, and decreased to 29.2% of brewery net sales in the first nine months of 2000 from 31.9% of brewery net sales in the first nine months of 1999. The decrease in the third quarter of 2000 was a result of a greater percentage of sales attributed to Saxer and Nor'wester brands as well as contract brewing and packaging arrangements, which have lower gross margins than the Company's branded products. The decrease in the first nine months of 2000 was associated with the start up of production of the Saxer and Nor'wester brands by the Company and the increase in contract brewing and packaging arrangements, which have lower gross profit margins.

Gross profit from restaurant operations decreased to 19.5% of restaurant sales in the third quarter of 2000 from 24.7% of restaurant sales in the third quarter of 1999, and decreased to 21.0% of restaurant sales in the first nine months of 2000 from 22.7% of restaurant sales in the first nine months of 1999. The decrease in the third quarter and first nine months of 2000 was largely the result of increased payroll costs in the restaurant operations as the result of internal reorganization.

General and Administrative Expenses. General and administrative expenses increased 24% to $419,112 (12.2% of net sales) in the third quarter of 2000 from $338,087 (12.2% of net sales) in the third quarter of 1999, and increased 28% to $1,220,635 (12.8% of net sales) in the first nine months of 2000 from $952,818 (12.7% of net sales) in the first nine months of 1999. The increases are primarily the result of additional operating costs related to the acquisition of Harco in October 1999 and of the Saxer and Nor'wester brands in January 2000. See Note 7 of Notes to Consolidated Financial Statements.

Sales and Marketing Expenses. Sales and marketing expenses increased 4% to $772,104 (22.5% of net sales) in the third quarter of 2000 compared to $743,205 (26.9% of net sales) in the third quarter of 1999, and increased 16% to $2,106,881 (22.2% of net sales) in the first nine months of 2000 compared to $1,822,080 (24.2% of net sales) in the first nine months of 1999. The increases are primarily the result of additional marketing expenses related to the acquisition of the Saxer and Nor'wester brands in January 2000.

Interest Expense. Interest expense increased to $82,488 in the third quarter of 2000 from $64,194 in the third quarter of 1999, and increased to $229,261 in the first nine months of 2000 from $176,440 in the first nine months of 1999. The increases were a result of increased borrowings used to support working capital and higher production and sales levels, and an increase in interest rates on the outstanding debt during 2000.

Other Income (Expense) Net. Other income (net) increased to $100,941 in the third quarter of 2000 from other expense (net) of $43,680 in the third quarter of 1999. Other income (net) increased to $96,523 in the first nine months of 2000 from other expense (net) of $64,369 in the third quarter of 1999. The increases included approximately $40,000 in debt forgiveness from a distributor in lieu of payment for distribution rights of certain draft products and approximately $88,000 in settlement of over payment of property taxes in prior years.


Liquidity and Capital Resources

The Company requires capital principally to fund its working capital needs. The Company has met its capital requirements through cash flow from operations, bank borrowings, loans from shareholders and the private and public sale of its Common Stock.

Accounts receivable increased 113% to $1,394,551 in the first nine months of 2000, primarily as a result of increased sales, proportionately longer payment terms on certain accounts in 2000, the timing of receipts, and the gross accounts receivable from contract brewing account distributors. Inventories increased 51% to $1,100,022 in the first nine months of 2000, primarily as a result of increased sales, increased inventory related to Harco (which was acquired in October 1999) and increased inventory related to the Saxer and Nor'wester brands (which were acquired in January 2000). Accounts payable increased 104% to $1,649,524 in the first nine months of 2000 as a result of the increased level of sales and purchases, the pass-through margin payable to contract customers from accounts receivable billings to their distributors and the timing of purchases and payments.

The  Company  has a  $2.5  million  term  loan  ("Term  Loan")  payable  to  the
MacTarnahan  Limited  Partnership  (a  related  party),   which  is  secured  by
receivables,  inventory,  equipment and general intangibles of the

Company. The Term Loan bears interest at a per annum rate equal to the prime lending rate of Western Bank plus 1% (10.5% at September 30, 2000). The Term Loan is due on April 1, 2001, and accordingly has been classified as current in the accompanying balance sheet as of September 30, 2000. The Company expects to place the debt permanently with a financial institution, pay off the debt through the raising of additional capital or extend the due date until satisfactory permanent financing can be obtained. There can be no assurance that the Company will be able to obtain permanent financing from a financial institution, raise additional capital on commercially reasonable terms or at all or extend the due date of the debt.

The Company has a $1,000,000 revolving line of credit ("Revolving Line") with a bank, under which $780,363 was outstanding at September 30, 2000. Payment of the Revolving Line is secured by certain of the Company's assets and is guaranteed by certain of the Company's shareholders. Interest is payable monthly at a per annum rate equal to prime rate plus 1% (10.5% at September 30, 2000). The Revolving Line expires on June 1, 2001.

Acquisitions

In October 1999, the Company acquired all of the outstanding common stock of Harco from a related party. Harco produces hand trucks for various industrial uses. The purchase price of $569,585 was paid by the issuance of shares of the Company's common stock valued at $0.75 per share. See Note 7 of Notes to Consolidated Financial Statements.

On January 31, 2000, the Company purchased certain assets (equipment and brands) from Saxer Brewing Company ("Saxer") for 900,000 shares of the Company's common stock, $150,000 cash and a three year agreement to pay certain amounts based on barrel sales of the Saxer and Nor'wester brands, such amount secured by the Saxer and Nor'wester brands. See Note 7 of Notes to Consolidated Financial Statements.

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

Results of Operations. The Company experienced significant operating losses during the last three fiscal years, and has continued to incur losses in the first nine months of 2000. Additionally, accounts receivable and accounts payable have increased significantly during 2000. Operating results have and may continue to fluctuate as a result of many factors including increased depreciation and other fixed operating costs as a percent of sales during periods when the Company's brewery is at less than full capacity, changes in product mix, increased selling and marketing costs incurred as the Company protects its business in existing markets, increased transportation costs as it develops business in new geographic markets, collection of accounts receivable and management of outstanding accounts payable and debt.

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


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits included herein:


     Exhibit      Exhibit
      Number       Number
      (1-A)      (S-B 601)                   Description
  ------------- ------------- --------------------------------------------------
       6.29          10       July 1, 2000,  Amendment to License Agreement
                              between the Company, R.M.  MacTarnahan  and Harmer
                              Mill & Logging Supply, Inc., dated July 1, 1994
       12            27       Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of November, 2000.


                                    PORTLAND BREWING COMPANY



     Signature                              Title


     /s/ C.A. Adams                    President and Chief Executive Officer
     ---------------------------       Acting Principal Financial Officer
         Charles A. (Tony) Adams