Form 10KSB
period 2000-12-31
PORTLAND BREWING CO /OR/
filed 2001-04-02
CIK 943658

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended: December 31, 2000
                                       OR
                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________to __________

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

         Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock, no par value
                                (Title of Class)
                                 ---------------
     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes[X] No[ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB.[ ]

     Revenues for the year ended December 31, 2000: $12,977,848.

     State  the   aggregate   market   value  of  the   voting   stock  held  by
non-affiliates: Not Applicable, the Registrant's stock has no established trading market.

     The number of shares outstanding of the Registrant's Common Stock as of March 17, 2001 was 5,000,514 shares.

     Transitional Small Business Disclosure Format (check one):  Yes  X  No
                                                                    -----  -----

                            PORTLAND BREWING COMPANY
                                2000 FORM 10-KSB
                                TABLE OF CONTENTS


                                     Part I
                                     ------                                Page
                                                                           ----

  Item 6.   Description of Business                                           2

  Item 7.   Description of Property                                          10

  Item 8.   Directors, Executive Officers and Significant Employees          11

  Item 9.   Remuneration of Directors and Officers                           13

  Item 10.  Security Ownership of Management and Certain Security Holders    14

  Item 11.  Interest of Management and Others in Certain Transactions        18

                                     Part II

  Item 1.   Market Price of and Dividends on the Registrant's Common         20
               Equity and Other Shareholder Matters

  Item 2.   Legal Proceedings                                                21

  Item 3.   Changes in and Disagreements with Accountants                    21

  Item 4.   Submission of Matters to a Vote of Security Holders              21

  Item 5.   Compliance with Section 16(a) of the Exchange Act                21

  Item 6.   Reports on Form 8-K                                              21

                                    Part F/S

            Index to Consolidated Financial Statements                       22

                                    Part III

  Item 1.   Index to Exhibits                                                23

  Item 2.   Description of Exhibits                                          24

                                     Part I
                                     ------

Item 6.  Description of Business
--------------------------------

General

The Company was incorporated in Oregon on November 14, 1983. The Company was formed to brew and sell specialty beer (i.e., beer which is made in relatively small batches and which generally sells at retail prices of over $6.00 per six-pack). The Company's product line includes the following core brands:
MacTarnahan's Scottish Style Amber Ale, MacTarnahan's BlackWatch Cream Porter, MacTarnahan's Highlander Pale Ale, Oregon Honey Beer, and Woodstock IPA. In addition, there is a seasonal line of beers including BobbyDazzler Old London Style Holiday Ale, and Uncle Otto's Oktoberfest Maerzen. Specialty products are made periodically to be served at the Company's restaurant, The Tap Room, such as ZigZag River Lager, Bavarian Style Weizen, Benchmark MM Old Ale and certain Saxer and Nor'wester products. The Company uses distributors to sell principally to the packaged/bottle market through authorized retail outlets and the on-premise draft market through establishments licensed to serve alcoholic beverages. The Company sells beer primarily in its home market of Oregon as well as in Washington, California and other western states. In addition, in 1996, the Company began selling beer in states east of the Rocky Mountains. In 2000 the Company again exported beer to Japan, and expects to continue throughout 2001.

The Company opened its first brewery in January 1986 at 1339 NW Flanders Street in Portland, Oregon. In March 1986 a pub was added which allowed customers to view various stages of the brewing process, and in July 1996 the Company completed an expansion which significantly increased the restaurant area of the pub. In November 1998, the Company sold this facility. The Company opened its second brewery in June 1993 located at 2730 NW 31st Avenue in Portland, which initially more than doubled its annual production capacity to approximately 26,000 barrels. Subsequent equipment additions and expansion have increased capacity to approximately 135,000 barrels of ales per year. In July 1994, a restaurant, The Tap Room, was constructed at the main brewery and opened to the public.

Acquisition

In October 1999, the Company acquired all of the outstanding common stock of Harco Products, Inc., ("Harco"), from a related party. Harco produces hand trucks for various industrial uses. The purchase price of $569,585, was paid by the issuance of 759,447 shares of the Company's common stock valued at $0.75 per share. In connection with the acquisition, the Company received and cancelled 30,000 shares of its Common Stock that were owned by Harco. [See Item 11 - Interest of Management and Others in Certain Transactions - Acquisition of Harco Products, Inc. and Note 3 of Notes to Consolidated Financial Statements].

Saxer Brewing Company Asset Purchase

On January 31, 2000, the Company purchased certain assets (equipment and brands) from Saxer Brewing Company for 900,000 shares of the Company's common stock, $150,000 cash and a three year agreement to pay certain amounts based on barrel sales of the Saxer and Nor'wester brands, such amount secured by the Saxer and Nor'wester brands. In connection with the purchase, Steven C. Goebel, a majority shareholder of Saxer Brewing Company, was appointed to the board of directors of the Company. In February 2001, Mr. Goebel resigned from the Board of Directors. [See Item 11 - Interest of Management and Others in Certain Transactions - Saxer Brewing Company Asset Purchase and Note 3 of Notes to Consolidated Financial Statements].

Industry Overview

National Beer Industry. Total beer consumption in the United States has grown just 4.9% since 1986 (The Maxwell Report, February 2000). In the early 1980's, when sales of imported beers were growing, a few entrepreneurs founded micro-breweries to compete with imported beer. What came to be known as the domestic specialty (craft) beer market, went on to experience fifteen years of extremely rapid growth. In addition to new small breweries, large domestic brewers produced craft-style beers and contract brewers used excess regional brewery capacity to add brands. Stores and pubs found it difficult to make room for all the brands that were available, and the consumer was faced with bewildering variety. Excess capacity and ensuing brand proliferation beginning in 1996, resulted in the market saturation which continues today.

The large national breweries (Anheuser-Busch, Miller Brewing Company, Adolph Coors Brewing Company and Pabst Brewing Co.) continued to dominate the market in 2000, with more than 85% market share, according to Beer Marketer's Insights-January 2001. In 1999, Pabst Brewing Co. purchased The Stroh Brewing Company, closing most of its breweries and selling off some of its brands to Miller Brewing Company, which eliminated much of the excess capacity in the industry. Since then, Pabst Brewing Co. is closing all but one of its own breweries and has contracted most of its production to Miller Brewing Company. Consolidation in the industry is expected to continue on every level for the foreseeable future.

In 2000, sales of imported beer continued to increase with Corona and Heineken leading the way. Imports grew 12.4% in 2000, attaining the fourth double-digit increase in five years, and exceeding 10% market share for the first time in history. Meanwhile domestic shipments for the same period grew less than 1% emphasizing the fact that beer drinkers have traded up dramatically during the second half of the decade. David Edgar of the Institute for Brewing Studies estimates the domestic specialty category will be in excess of 6,000,000 barrels for 2000 resulting in a 3% market share or slightly better. Specialty and import categories combined appear to exceed 13% growth according to Beer Marketer's Insights- March 2001.

Specialty Beer Industry--Pacific Northwest. Sales of specialty beers in Oregon increased by less than 1% in 2000, compared to 7% in 1999; and accounted for approximately a 10% and 11% market share in 2000 and 1999, respectively, according to Oregon Liquor Control Commission Statement of Beer Sales in Oregon for the respective periods. Oregon and Washington are considered to be mature markets in the U.S. specialty beer segment. Consequently, the Company believes that future growth will be more difficult in these two states.

Products

The Company offers a wide variety of specialty beers. The complete product line includes core brands, which are available year-round, a rotating selection of seasonal brands, and specialty products. Draft product (kegs) accounted for approximately 30% and 35% of the Company's beer shipments in 2000 and 1999, respectively.

Portland Brewing Company products consist of core brands generally incorporating a reference to MacTarnahan and the assumed business name, MacTarnahan Brewing Co., to further endorse this branding. Other brand families include Saxer and Nor'wester. From time to time, other specialty beers are produced for the Company's use or as private label brands.

Portland Brewing Company's brands include:

         MacTarnahan's Scottish Style Amber Ale. MacTarnahan's Scottish Style Amber Ale is a complex, copper-colored Scottish style ale of great character made with pale and caramel malts and Cascade hops, and is available in draft, 12 oz. bottles and a 12 oz. can.

         MacTarnahan's BlackWatch Cream Porter. BlackWatch Cream Porter is brewed using a selection of pale and dark malts with the judicious addition of unmalted grains and oatmeal providing an unparalleled creamy texture. The beer is available on draft and in 12 oz. bottles.

         MacTarnahan's Highlander Pale Ale. Highlander Pale Ale combines the pale golden malt character of a light, pale beer made with distilled hop oil. This truly unique combination pioneered by Brewmaster, Alan Kornhauser, is delightfully embellished with original highland heather. Highlander is available on draft and in 12 oz. bottles.

         Oregon Honey Beer. Oregon Honey Beer is a pale light-bodied ale made with two-row barley malt, Oregon clover honey, and Nugget and Willamette hops, and is available on draft and in 12 oz. bottles.

         ZigZag River Lager. ZigZag River Lager is a full bodied, European style bottom fermented lager with a slight malty sweetness and subtle hop presence, available on draft and in 12 oz. bottles.

         Woodstock IPA. The Company's India Pale Ale is aged with natural untoasted American oak from the Ozarks that has been air dried for two years and is one of the few India Pale Ales to marry the hop and oak flavors, available on draft and in 12 oz. bottles.

The Company's seasonal brands (all available on draft and in 12 oz. bottles) currently include:

         Uncle Otto's Oktoberfest Maerzen. This beer, lagered for a full two months, is created using a blend of pale and select specialty malts, spiced with Northwest grown Mt. Hood hops, and is offered in September and October.

         BobbyDazzler Old London Style Holiday Ale. This holiday ale is made with five malts yielding very rich character and burgundy color utilizing a dry hop process which adds great aroma. This product is offered from November through January.

Saxer brands include:

         Saxer Bock. This beer is a golden, Helles Bock brewed in the true Bavarian lager tradition. It is brewed with 40% more malt than normal lager giving it a truly unique malty sweetness and a rich aroma.

         Saxer Seasonal Lagers. These fine beers, lagered in the German tradition, include Jack Frost, Saxer Dopplebock, Saxer Dark Bock, and Saxer Pilsner.

         Saxer Lemon Lager. This is a lager beer with special flavorings added to make a unique refreshing taste.

Nor'wester brands include:

         Nor'wester Hefe-weizen. This is an American style hefe-weizen brewed with wheat malt and left unfiltered to preserve all the flavor and aroma.

         Nor'wester Raspberry Hefe-weizen. This is a wheat ale flavored with raspberry and other natural flavors left unfiltered to preserve all the natural flavors and aromas.

         Nor'wester Oregon Pale Ale. This is a blonde ale with a crisp hop profile and full-bodied malt character.

         Smith Rock Bock. This beer has malty-sweet character and toffee-like flavors brewed as a traditional pale bock.

Restaurant

The Company operates a restaurant, The Tap Room, which is located at the Company's brewery. The Tap Room is a tasting room and restaurant that is upscale in comparison to other brewpubs in the region. The Tap Room has a European atmosphere, a wood-burning fireplace, outdoor patio and a terrace with an arbor.

Marketing and Sales

The Company uses both licensed beer and wine distributors/wholesalers to sell to and service on- and off-premise accounts for specific geographic territories. These distributors maintain broad distribution in the Company's core markets i.e., Oregon, Washington and California. Columbia Distributing Company services almost all of the major markets in Oregon and Washington. In California, Wine Warehouse represents the Company on a state wide basis handling most of the Company's sales to that state. The Company expects that Columbia Distributing and Wine Warehouse will continue to be large volume distributors of its products in 2001. Approximately 73 distributors represent the Company in its Western Markets and the Company employs nine salespeople to service its core markets: six in Oregon, one in Washington, one in California, and one in Minnesota. The Company also uses the services of two brokers: one in northern California and one on the east coast. Because of the excess capacity in the industry, and the mature markets of the Pacific Northwest, the Company expanded sales into other markets for the last four years, and is now represented in 44 states. Shipments for all markets east of the Rocky Mountains accounted for 9% of total shipments in both 2000 and 1999. With consolidation of independent distributors accelerating, the Company may be required to further adjust its distribution arrangements in the future.

The Company's 2000 marketing plan focused on key western U.S. markets including Oregon, Washington and California. Secondary markets include virtually all of the western United States including Hawaii, Alaska and Idaho, as well as many states east of the Rocky Mountains.

The Company has increased its focus on the MacTarnahan brands which is anchored in MacTarnahan's Scottish Style Ale, and the continued emphasis on a family of unique brands that can stand together as well as alone. Going forward, the Company plans to continue to direct a significant portion of its marketing budget toward promoting the MacTarnahan's family while other brands will receive proportionately less support. The Company continues to enhance consumer awareness through increased promotional and advertising activity in selected sports, music and community activities which offer opportunities for introduction to the Company and sampling of its brands. These include opportunities associated with the Seattle Seahawks, the Portland Trail Blazers and the Highland Games in Oregon and California. Because of the intense competition for draft accounts in larger cities, the Company's marketing efforts have been concentrated on increasing packaged authorizations in chain retailers. However, in Oregon, its core market, the Company focuses equally on draft and package sales.

To further narrow its focus on the brand name MacTarnahan, the Company embarked upon importing a "top class", pure Highland 15 yr. old single malt Scotch Whisky, "The MacTarnahan." The purpose of this endeavor is to use the whisky to cross-promote the MacTarnahan Scottish Style Amber Ale. This strategy also represents the Company's effort to enhance the quality image of both malt beverages as well as acknowledge their heritage. Moreover, using the whisky as a cross-promotional tool, creates a novel but very effective new way to approach existing as well as potential customers. This is done through educational tastings, promotions, and pairing the products side-by-side as is traditionally done in the British Isles.

Trademarks

The Company has a program to obtain United States trademark registrations for its key bottled brands. The Company owns federal trademark registrations for the names Portland Brewing, Portland, MacTarnahan's, ZigZag River Lager, Woodstock IPA, Thunderhead Cream Stout, BobbyDazzler Ale, "Mac's", the running Mac design icon; the Oregon Honey Beer label design and MacTarnahan's label design; and the mark Portland Brewing. The Company has applied for registration of the MixPack, MacTarnahan's Black Watch, MacTarnahan's Highlander and "The MacTarnahan" trademark names. To the best of the Company's knowledge, it has the right to use these marks on a nationwide basis in connection with malt beverages, and to use "The MacTarnahan" on a nationwide basis in connection with whisky.

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

Competition

The domestic specialty brewing industry has grown to a 3% market share (Beer Marketer's Insights- January 2001). Growth rates have slowed for the majority of craft brewers and distribution opportunities continue to diminish as consolidation increases. The Company believes that continued saturation in the category serves to make growth more difficult for national and regional specialty breweries with greater mass marketing capabilities. Additionally, the existence of micro-breweries/brew pubs, efforts by regional craft brewers to expand their production capacities and distribution, and underutilized domestic brewing capacity are significant competitive factors for specialty brewers. Also, larger national brewers continue to develop brands to compete directly with "above-premium" brands. These national competitors have advantages such as lower production costs, larger marketing budgets, greater financial and other resources, and a more developed and extensive distribution network than the Company.

Sales of domestic specialty beer to chain stores nationally are relatively flat and slightly down when factoring in the barrels of "malternatives" products i.e., hard lemonades and fruit-flavored malt beverages (Beer Marketer's Insights- January 2001). In the northwestern U.S. markets, the top 10 domestic specialty brewers experienced slight incremental gain in 2000 as eight had small increases and two had decreases in Oregon. The Company was able to gain a 16.7% increase in Oregon through the growth of core brands and acquisition (Oregon Liquor Control Commission - Statement of Beer Sales in Oregon, December 2000). In Washington, the Company's shipments were down 12% for the year due to extremely competitive conditions and distributor consolidation. The Company believes that price discounting, solidifying distribution, maintaining shelf space, and increasing sales and marketing efforts, will continue to be essential to near and long term survival.

Growing demand for imported beer continues to have a negative impact on sales of domestic specialty beer. In Oregon, import sales increases slowed to 2.5% in 2000, compared to 1999's 21%. Yet, the specialty beer category grew 0.5% in 2000 while the domestic macro beer category lost 3% market share. Nationally, import beers continue to outsell domestic specialty beers nearly three to one. Oregon domestic specialty beers and import sales are currently even, each with a 10% market share (Oregon Liquor Control Commission - Statement of Beer Sales in Oregon, December 2000).

Governmental Regulation

The production and sale of alcoholic beverages is subject to extensive regulation by the Federal Bureau of Alcohol, Tobacco and Firearms and individual states' alcoholic beverage regulatory agencies. The Company also holds a warehouse license and a distillery license issued by the Oregon Liquor Control Commission solely to import and store whisky.

License Description. The Company operates under a Brewery Public House license which allow sales off-premise as well as through up to two retail outlets. The Company operates one restaurant at its brewery.

Taxes. The Company pays a federal excise tax (FET) of $7.00 per barrel on all production. This tax increases to $18.00 per barrel on production above 60,000 barrels per year. In addition, the Company pays an Oregon excise tax of $2.60 per barrel. Beginning in 2001, payment of the Washington excise tax (which was $4.68 per barrel in 2000) became the direct responsibility of Washington
distributors.   In  other  states,
similar excise taxes are levied on the distributor. Increases in either the federal or state excise taxes would inevitably raise the price of beer, which may adversely affect sales.

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

Research and Development

The Company had minimal research and development expenditures in 2000 and 1999, and had no customer sponsored research and development activities during these periods. The Company has, however, conducted focus group research in 2001 as well as embarked on a marketing database collection strategy. The Company has from time to time, developed new products and will continue to do so in the future. Such products are sold to retail customers and, accordingly, associated development costs are expensed as cost of goods sold.

Employees

As of December 31, 2000, the Company had 95 employees (76 full time), including 31 in brewing, bottling and shipping operations, 39 in retail operations, 15 in sales and marketing, six in administration, and four in the Company's hand truck business. None of the Company's employees are covered by collective bargaining agreements. The Company provides its full-time employees with health, dental and life insurance, short and long term disability, and a 401(k) plan. No contributions were made by the Company to the 401(k) plan in 2000 or 1999. The Company believes its employee relations are good, and believes its employee practices comply with all Federal and State laws and regulations. The Company does carry employment practices liability insurance. There can be no assurance that such insurance will continue to be available at a price or on other terms satisfactory to the Company.

Concentrations of Risk

Distributor Concentration. In 2000, wholesale distributors accounted for 88% of the Company's shipments, of which 45% were to Oregon distributors. The Company's largest distributor, Columbia Distributing Company, which distributes the Company's products in Oregon and Washington, accounted for approximately 35% of the Company's net sales in 2000. The next largest distributor, Wine Warehouse, accounted for approximately 12% of the Company's net sales for the same period. Distribution agreements generally grant exclusive territories to distributors. Distribution agreements and applicable state laws limit the ability of the Company to terminate such agreements. The Company's distributors also market and distribute competing brands. While the Company believes it has good relationships with most of its distributors, the Company can give no assurance that each of its distributors will continue to effectively market and distribute the Company's beer. Because state liquor laws and/or standard contractual provisions limit the Company's ability to terminate a distribution agreement, the Company can give no assurance that a distributor for any given geographic area could be replaced without cost or replaced immediately, either temporarily or permanently, in the event the distributor was performing poorly in its efforts to distribute the Company's products or was otherwise unable to perform (e.g. as a result of an employee strike or damage caused by fire or natural disaster). The Company's inability to replace a non-performing or poorly performing distributor in a timely fashion and/or with minimal cost could have a significant adverse effect on the Company's results of operations, particularly if the distributor were Columbia Distributing Company, the Company's largest distributor.

Increased Competition and Saturation in the Specialty Beer Industry. (See "Industry Overview" and "Competition" above). Increased competition and the proliferation of brands in the specialty beer industry has had and may continue to have an adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the specialty beer industry will experience growth, that it will not experience a downturn or that any downturn will not be severe. The Company's future success will depend upon its ability to continue to build brand awareness and increase sales and profits.

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

Sources of Liquidity

The Company requires capital principally to fund its working capital needs. The Company has met its capital requirements through bank borrowings, loans from shareholders and the private and public sale of its Common Stock.

In 1998, the Company obtained a $2,100,000 term loan from the MacTarnahan Limited Partnership ("MacTarnahan"), a shareholder. [See Item 11 - Interest of Management and Others in Certain Transactions - Restructuring of Debt]. This $2,100,000 term loan was secured by receivables, inventory, equipment and general intangibles of the Company, with interest at a per annum rate equal to the prime lending rate of the Bank of the Northwest plus 1% (9.5% at December 31, 2000). The term loan required interest only payments with the total balance due upon maturity. On January 31, 2000, the principal amount of the term loan was increased to $2,500,000 and the maturity date was extended from January 31, 2000 to April 1, 2001. In February 2001, the Company refinanced the $2,500,000 term loan with Western Bank. This new term loan is secured by Company's assets and guaranteed by certain of the Company's shareholders, including MacTarnahan. The maturity date of the replacement term loan is August 2, 2001, with an extension of 90 days. The interest rate is equal to the prime lending rate of Western Bank plus 0.5% (9.0% at February 2, 2001). The Company expects to place the debt permanently with a financial institution by August 2, 2001. If the Company is unable to obtain a term loan, the guarantors will be required to assume the debt or secure the debt with income producing commercial properties so that the loan may be amortized within the lender's underwriting standards. In addition, to the extent the Company is unable to refinance the $2,500,000 term loan on or before maturity, MacTarnahan has entered into a binding commitment to repay or purchase the term loan and refinance the loan for at least a 12 month period with a 5 year amortization at market rates, secured by the assets of the Company and subject to customary financial covenants. Accordingly the debt has been classified as long-term as of December 31, 2000. [See Note 4 of Notes to Consolidated Financial Statements and Item 11 - Interest of Management and Others in Certain Transactions - Restructuring of Debt].

In 1998, the Company offered several of its trade creditors the option of receiving a discounted amount of cash immediately or the entire amount owed to them to be paid over a five-year period. As a result, the Company issued notes in the aggregate principal amount of $148,065 to trade creditors, of which $49,206 was outstanding at December 31, 2000. The notes bear interest at 6% per annum and mature on September 1, 2003. Payments under the notes are due in equal monthly payments of principal and interest.

The Company has a $1,000,000 revolving line of credit ("Revolving Line") with Western Bank, under which $750,752 and $435,465 was outstanding at December 31, 2000 and 1999. The Revolving Line is secured by certain of the Company's assets and is guaranteed by certain of the Company's shareholders. Interest is payable monthly at a per annum rate equal to prime rate plus 1% (9.5% at December 31, 2000). The expiration date is June 1, 2001. The Company expects to renew the Revolving Line under similar terms. The Revolving Line contains certain covenants including restrictions on additional indebtedness and payment of dividends without the permission of the lender. The Company was in compliance with all covenants at December 31, 2000.

On March 1, 1999, Harmer Mill & Logging Supply Co. (dba Harmer Company) and the Charles A. Adams Family Trust each purchased 2,885 shares of the Company's Series A Preferred Stock ("Series A") for $52 per share, resulting in aggregate proceeds to the Company of $300,040. [See Item 11 - Interest of Management and Others in Certain Transactions -Series A Preferred Stock].

Liquidity Risks

Competition. The Company operates in the specialty beer industry. Intense competition and the proliferation of new brands have had and may continue to have an adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to increase its sales volume or be able to maintain its selling prices in existing markets or new markets. (See "Industry Overview" and "Competition" above).

Operating Losses. The Company experienced significant operating losses during the years ended December 31, 2000 and 1999, and has continued to incur losses in the first quarter of 2001. Operating results have fluctuated and may continue to fluctuate as a result of many factors including lower sales volumes and selling prices, increased depreciation and other fixed operating costs as a percent of sales during periods when the Company's brewery is operating at less than full capacity, changes in product mix, increased selling and marketing costs incurred as the Company protects its business in existing markets, and increased transportation costs.

Purchase of Assets from Saxer Brewing Company. In January 2000 the Company purchased inventory, equipment and the Saxer and Nor'wester brands from Saxer Brewing Company. In March 2000 the Company began production of these brands at its Portland brewery. The production and distribution of the Saxer and Nor'wester brands required additional working capital. The Company also agreed to pay certain amounts based on barrel sales of the Saxer and Nor'wester brands, subject to a minimum annual payment. In 2000, since barrel sales of the Saxer and Nor'wester brands were below the minimum barrel threshold, the amount was the minimum annual payment. In 2000, a payment of $90,000 was made. There are no assurances that the production and distribution of the Saxer and Nor'wester brands will provide sufficient cash flow from operations to accommodate the increased working capital needs and repayment of the increased debt. [See Item 11 - Interest of Management and Others in Certain Transactions - Saxer Brewing Company Asset Purchase].

Ability to Refinance or Retire Outstanding Debt. The Company has a term loan with Western Bank, secured by the Company's assets and guaranteed by certain of the Company's shareholders, which matures on August 2, 2001, with an extension of 90 days. The intent of this financing is to provide financing on a short-term basis followed by an amortized term loan once the guarantors determine the nature of the collateral that will secure the loan, with longer amortization schedules provided for real estate collateral. The Company expects to place the debt permanently with a financial institution by August 2, 2001. If the Company is unable to obtain a term loan on or before maturity, the guarantors will be required to assume the debt or secure the debt with income producing commercial properties so that the loan may be amortized within the lender's underwriting standards. In addition, to the extent the Company is unable to refinance the $2,500,000 term loan, MacTarnahan has entered into a binding committment to repay or purchase the term loan and refinance the loan for at least a 12 month period with a 5 year amortization at market rates, secured by the assets of the Company and subject to customary financial covenants. Accordingly the debt has been classified as long-term as of December 31, 2000.

The Company has a $1,000,000 Revolving Loan expiring on June 1, 2001 which the Company expects to refinance under similar terms. [See Item 11 - Interest of Management and Others in Certain Transactions - Restructuring of Debt]. The Company's working capital requirements over the next year are expected to be met partially from cash flow through operations, funds available under the Revolving Line and, if appropriate and available, additional equity offerings and/or borrowings from other lenders. The Company has a letter of commitment from the MacTarnahan Limited Partnership to provide up to $500,000 in the form of debt or equity to fund operations through December 31, 2001, to the extent the Company incurs working capital deficiencies. [See Note 4 of Notes to Consolidated Financial Statements].

Year 2000 Issue

Costs directly related to Year 2000 remediation efforts were immaterial in 1999 and the Company did not expect to incur additional expense in addressing Year 2000 issues. As of the date of this filing, the Company has not experienced any Year 2000 issues with respect to its computer equipment and software or any disruptions with its significant vendors or customers, or problems in processing orders and billings. Additionally, the Company has not experienced difficulties relating to Year 2000 issues resulting in disruption of service from its infrastructure suppliers or its telecommunications and transportation supply channels.

Item 7.  Description of Property
--------------------------------

The Company's brewery, located at 2730 NW 31st Avenue in Portland, showcases the copper brewing vessels and equipment acquired in 1991 from the Sixenbrau brewery in Nordlingen, Germany. The brewery opened in 1993 and has a present annual production capacity of approximately 135,000 barrels of ale. The brewery has 27,000 square feet of manufacturing, shipping and warehouse space with a 1,000 square foot, three-story brewhouse (to house and display the copper brewing vessels), and 3,000 square feet of offices. Also included is a 3,000 square foot restaurant, The Tap Room, complete with an outdoor seating area. The brewery lease is for a 15 year term which commenced June 15, 1993. The monthly rent is $24,906 plus property taxes, insurance and maintenance, with an adjustment for inflation or changes in fair market rental value on July 1, 1998 and July 1, 2003. The increased rental adjustment was determined subsequent to July 1, 1998, resulting in a $19,922 charge which was paid by the Company in twelve monthly installments beginning February 1, 1999. [See Notes 5 and 7 of Notes to Consolidated Financial Statements and Item 11- Interest of Management and Others in Certain Transactions - Lease Agreement with Portland Brewing Building, LLC].

 In 1999, the Company entered into a lease for approximately 23,000 square feet of space in a building adjacent to the main brewery with a related party, L & L Land Company ("L & L"). The term of the lease is 5 years, with one option to extend the term until June 14, 2008. Rent under the lease is $12,000 per month. In addition, the Company agreed to pay the real property taxes on the building, provide insurance and to make various maintenance and repairs. The lease contains a first opportunity to purchase the adjacent building. The lease is guaranteed by two shareholders of the Company. In 1999, L & L reimbursed the Company $218,000 for costs incurred in prior years for constructing the shipping dock at this property. In connection with the lease, the Company entered into a sublease with another party for approximately 13,000 square feet of office and warehouse space and a portion of the parking lot. The term of the sublease is month to month and rent is $4,974 per month, plus $365 per month for real property taxes, plus payment of utilities, insurance and interior maintenance. In 2000, the Company reduced the amount of subleased space to approximately 8,000 square feet on a month to month basis for $3,168 per month. [See Note 7 of Notes to Consolidated Financial Statements and Item 11- Interest of Management and Others in Certain Transactions - Lease Agreement with L & L Land Company].

In October 1999, in connection with the purchase of Harco, the Company entered into a lease with a related party for approximately 5,600 square feet of space in which Harco operates. Rent under the lease is $2,500 per month and the term of the lease is five years, and can be terminated upon 60 days notice by the Company.

[See Notes 3 and 7 of Notes to Consolidated Financial Statements and Item 11-Interest of Management and Others in Certain Transactions - Acquisition of Harco Products, Inc.].

Item 8.  Directors, Executive Officers and Significant Employees
----------------------------------------------------------------

Directors. The following lists the persons currently serving as directors. The term of office for each person elected as a director continues until the next Annual Meeting of Shareholders and until a successor has been elected and qualified.

                     Name of Director                             Age
                     ----------------                             ---
                     Charles A. (Tony) Adams                      54
                     Frederick L. Bowman                          56
                     Robert M. MacTarnahan                        85
                     R. Scott MacTarnahan                         54
                     William J. Prenger                           55
                     Howard M. Wall, Jr.                          55


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

Robert M. MacTarnahan. Mr. MacTarnahan has been a Director since July 1985. Mr. MacTarnahan has been a partner in Harmer Company and Black Lake Investments for more than five years. Until October 31, 1999, Mr. MacTarnahan was the president of Honeyman Aluminum Products Company, a manufacturer of hand trucks for the beverage industry, for more than 10 years. He is also active in the promotion of the Company and the Company's MacTarnahan's Ale is named after him. (See "Certain Relationships And Related Transactions"). Mr. R. Scott MacTarnahan is his son.

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

William J. Prenger. Mr. Prenger was appointed to the Board of Directors in April 2000. He is Vice President of Durham and Bates Agencies, a Portland based regional insurance brokerage firm. Previously, Mr. Prenger was Senior Vice President and Principal of a major international insurance brokerage firm, having held senior management positions in Honolulu and Portland. Mr. Prenger received a B.S. in Business Administration from the University of Oregon in 1968 and completed Stanford University's Executive Program for Smaller Companies in 1989.

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


     Name                                  Age         Position(s) with Company
     ----                                  ---         ------------------------
     Charles A. (Tony) Adams                54         Chairman of the Board,
                                                       President and Chief
                                                       Executive Officer
     Jerome M. Chicvara                     49         Executive Vice President
     Frederick L. Bowman                    56         Vice President, Secretary
                                                       and Treasurer
     Mark L. Carver                         47         Vice President, Sales
     Michael J. Skelley                     39         Vice President, Sales

For information on the business background of Mr. Adams and Mr. Bowman, see "Directors" above.

Mark L. Carver. Mr. Carver has been Vice President, Sales since September 1999, and served as National Off-Premise Sales Manager and National Account Manager from 1995 until September 1999. Mr. Carver joined the Company in 1991. Prior to that, Mr. Carver worked at the wholesale distributor level for 13 years with Pepsi Cola and Columbia Distributing in the Portland, Oregon market. Mr. Carver received his Bachelor of Science Degree in 1975 from the University of Oregon.

Jerome M. Chicvara. Mr. Chicvara was appointed as Executive Vice President in February 2001 and was a director from June 2001 to February 2001. He is a twenty-year veteran of the beer and wine industry, and has delivered many keynote speeches to the industry in his role as industry pioneer and visionary. He spent the first seven years of his beverage career learning the wholesale trade as a Sales Executive. In 1987, Mr. Chicvara co-founded the Full Sail
Brewing Company and served as Director of Sales & Marketing. His guidance assisted the company as it pioneered Oregon's first microbeer in a bottle. Mr. Chicvara was founding President of the Oregon Brewer's Guild, an association committed to quality brewing techniques in Oregon's vast microbrew industry. In 1999, Mr. Chicvara sold his equity in Full Sail and joined Saxer Brewing/Nor'Wester Beer as VP Marketing & Sales. Mr Chicvara joined Portland Brewing Co. in April 2000. He holds a Bachelor of Communications from Evergreen State College.

Michael J Skelley. Mr. Skelley has been Vice President, Sales since September 1999, has served as Director of Sales & Marketing - Central and Eastern markets from January 1998 until September 1999, and has served as General Sales Manager
- Midwest and East from June 1996 until January 1998. Mr. Skelley has worked in the beverage industry for 12 years and has 17 years of consumer product sales and marketing experience. Mr. Skelley received his Bachelor of Arts Degree in Business Administration/Marketing in 1984 from Coe College, Cedar Rapids, Iowa.

Item 9.  Remuneration of Directors and Officers
-----------------------------------------------

a. Director and Officer Remuneration

Directors receive no cash compensation for serving on the Board of Directors. Each Director, with the exception of Mr. Adams, has been granted options under the Company's Non-Qualified Stock Option Plan ("NQSOP"). As of December 31, 1999, options to purchase 13,500 shares of the Company's Common Stock at $5.3333 per share are outstanding under the NQSOP. No options were granted under the NQSOP in 2000.

The following table sets forth information regarding all cash compensation earned by each of the three most highly compensated officers and all officers as a group for the year ended December 31, 2000.

                                     Capacities in Which                                  Aggregate
     Name                            Remuneration Was Received                            Remuneration
     ----                            -------------------------                            ------------
     Charles A. (Tony) Adams         Chairman of the Board, President and Chief           $    60,000
                                     Executive Officer
     Glenmore James                  Formerly: Executive Vice President, Chief Financial      108,780
                                     Officer and Chief Operating Officer
     Michael J. Skelley              Vice President, Sales                                     97,919

     All officers as a group (6                                                               477,204
     persons)*
     *(includes Mr James)

         Mr. James resigned as an officer and employee of the Company on December 15, 2000.

b. Remuneration Plans

Incentive Stock Option Plan. In October 1992, the shareholders of the Company approved the Company's Incentive Stock Option Plan ("ISOP"). The ISOP is administered by the Company's Board of Directors and provides for grants to officers and employees of options to acquire shares of the Company's Common Stock, subject to the limitations set forth in the ISOP. The ISOP was amended in December 1998 to increase the number of shares available for issuance thereunder from 163,500 to 400,000. Pursuant to the ISOP, the granting of options is at the discretion of the Board of Directors, and it has the authority to set the terms and conditions of the options granted, including the option exercise price which must be a price equal to at least 100% of the fair market value of the subject shares of Common Stock at the time the option is granted. As of December 31, 2000, options covering 316,250 shares of the Company's Common Stock were outstanding under the ISOP.

Incentive Stock Option Repricing. The Company maintains its ISOP to provide incentives to the Company's key employees to exert their best efforts on behalf of the Company. In 1999, the Company noted that there was a significant difference between the exercise prices of stock options held by its employees and the market value of the underlying stock, which results in options providing little incentive. The Board of Directors determined that establishing new, shorter term options, based on pricing which more closely reflects the underlying stock price, was crucial to obtaining and retaining its personnel. Accordingly, in May 1999, options to purchase 118,800 shares of Common Stock at prices ranging from $3.33 to $7.00 per share were repriced and regranted on different terms, of which options to purchase 72,000 shares were held by executive officers of the Company. Repriced options to purchase 82,800 shares were issued at an exercise price of $0.54 per share and repriced options granted to Mr. Adams to purchase 36,000 shares were issued at an exercise price of $0.594 per share. Mr. Adams' options were cancelled on December 31, 2001. All of the repriced options became exercisable on May 20, 2000.

Restated Cash Incentive Plan. The Company may award its officers and employees, under its Restated Cash Incentive Plan ("the Plan"), bonuses in an amount up to 10 percent (10%) of net operating profits before taxes. Awards under the Plan will be allocated among the officers and employees in accordance with the provisions of the Plan at the discretion of the Board of Directors. No amounts were awarded in 2000 or 1999 under the Plan.

Non-Qualified Stock Option Plan. In August 1994, the Board of Directors adopted the 1994 Non-Qualified Stock Option Plan ("NQSOP"). The NQSOP is administered by the Board of Directors and provides for grants to officers, employees, directors and consultants of options to acquire up to 45,000 shares of the Company's Common Stock at an exercise price of at least 85% of the fair market value of the subject shares of Common Stock at the time the option is granted. The granting of options is at the discretion of the Board of Directors. As of December 31, 2000 options covering 13,500 shares of the Company's Common Stock were outstanding under the NQSOP.

Item 10. Security Ownership of Management and Certain Security Holders
----------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of voting equity securities of the Company as of March 17, 2001 as to
(i) each person who is known by the Company to own beneficially 10% or more of the outstanding shares of such class of voting equity securities of the Company,
(ii) each of the three most highly compensated officers and (iii) all Directors and officers as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the voting equity securities owned by them.

                                                                                             Series A
                                                           Common Stock                   Preferred Stock (13)
                                                  --------------------------      ----------------------------
                                                     Shares        Percent of        Shares        Percent of
      Name of Beneficial Owner or                 Beneficially       Shares       Beneficially       Shares
      Number of Persons in Group                    Owned (1)      Outstanding      Owned (1)      Outstanding
      --------------------------                    ---------      -----------      ---------      -----------
      Shareholder Group (12)                        2,340,697.5     46.0  %             5,770       100  %

      Robert M. MacTarnahan (2) (3) (11) (12)       2,340,697.5     46.0                5,770       100

      R. Scott MacTarnahan (2) (4) (11) (12)        2,340,697.5     46.0                5,770       100

      Charles A. (Tony) Adams (2) (5) (11)          2,340,697.5     46.0                5,770       100
      (12)

      Steven C. Goebel (8)                              454,518      9.1

      Kerry S. Gilbert (7)                              366,183      7.3

      Frederick L. Bowman (2) (6)                        72,445      1.4                    -         -

      Jerome M. Chicvara (2) (14)                             0        *                    -         -

      Mark L. Carver (2) (9)                             29,100        *                    -         -

      Michael J. Skelley (2) (10)                        25,000        *                    -         -

      All Officers and Directors as a group,
      (9 persons)  (11) (12) (13)                   2,477,142.5     47.3  %             5,770       100  %


     * Represents beneficial ownership of less than 1% of the outstanding Common Stock.

     (1) Beneficial ownership includes voting power and investment power with respect to shares and includes shares issuable upon the exercise of outstanding stock options and warrants.

     (2) The business address for these individuals is 2730 NW 31st Avenue, Portland, Oregon 97210.

     (3) Includes 22,860 shares owned individually by Mr. Robert M. MacTarnahan, 433,971 shares owned by the MacTarnahan Family Trust, which is controlled by Mr. and Mrs. Robert M. MacTarnahan, 73,335 shares held by Black Lake Investments, a co-partnership of RM and RS MacTarnahan, and 765,162 shares held by Harmer Mill & Logging Supply Co. (dba Harmer Company), which is owned by the MacTarnahan Family Trust, RS MacTarnahan, AJ MacTarnahan, and SM Whitworth, 43,848.75 shares which may be purchased for $3.3333 per share upon exercise of a warrant held by MacTarnahan Limited Partnership, whose general partner is Harmer Mill & Logging Supply Co. and whose limited partners are the MacTarnahan Living Trust, RS MacTarnahan, AJ MacTarnahan, and SM Whitworth, and 6,000 shares which may be purchased for $5.3333 per share upon exercise of a non-qualified stock option held by Mr. Robert M. MacTarnahan. (See note 13).

     (4) Includes 108,492 shares owned individually by Mr. R. Scott MacTarnahan, 73,335 shares held by Black Lake Investments, a co-partnership of RM and RS MacTarnahan, 765,162 shares held by Harmer Mill & Logging Supply Co, which is owned by the MacTarnahan Family Trust, RS MacTarnahan, AJ MacTarnahan, and SM Whitworth, 600 shares held by Mr. R. Scott MacTarnahan's spouse, 43,848.75 shares which may be purchased for $3.333 per share upon exercise of a warrant held by MacTarnahan Limited Partnership, whose general partner is Harmer Mill & Logging Supply Co. and whose limited partners are the MacTarnahan Living Trust, RS MacTarnahan, AJ MacTarnahan, and SM Whitworth, 6,000 shares which may be purchased for $5.333 per share upon exercise of a non-qualified stock option held by Mr. R. Scott MacTarnahan. (See note 13).

     (5) Includes 180,300 shares held by Electra Partners, Inc., an entity controlled by Mr. Adams, 666,192 shares held by Mr. Adams as Trustee of the Charles A. Adams Family Trust, 32,886.75 shares which may be purchased for $3.3333 upon exercise of a warrant held by Electra Partners, Inc.. (See note 13).

     (6) Includes 44,445 shares owned individually by Mr. Bowman, and 28,000 shares which may be purchased for $0.54 per share upon exercise of incentive stock options held by Mr. Bowman. Does not include 23,000 shares which may be purchased for $0.59 per share upon exercise of incentive stock options granted to Mr. Bowman on February 22, 2001, to be vested on February 22, 2002.

     (7) The information as to beneficial ownership is based on a Schedule 13D filed with the Securities and Exchange Commission by Kerry S. Gilbert (1822 SW Madison, Portland, Or. 97205) on January 5, 2001. Mr. Gilbert was a former principal of Lake Oswego Brewing Co., fka Saxer Brewing Company.

     (8) The information as to beneficial ownership is based on a Schedule 13D filed with the Securities and Exchange Commission by Steven C. Goebel (4019 SW Downsview Ct., Portland, Or. 97221) on January 5, 2001 in his capacity as Trustee of the Steven C. Goebel Trust and as Custodian under Oregon UTMA for Luke B. Goebel and Marie E. Goebel and Elizabeth M. Goebel, and in his capacity as Trustee of the Elizabeth M. Goebel Trust and as custodian under Oregon UTMA for Carl
           S. Goebel and Marie E. Goebel. Mr. Goebel was a former principal of Saxer Brewing Company, and subsequently Lake Oswego Brewing Co.

     (9) Includes 1,100 shares owned individually by Mr. Carver and 28,000 shares which may be purchased for $0.54 per share upon exercise of incentive stock options held by Mr. Carver.

     (10) Includes 25,000 shares which may be purchased for $0.54 per share upon exercise of incentive stock options held by Mr. Skelley.

     (11) Includes 242,735.5 shares which may be purchased for prices ranging from $0.54 to $5.33 per share, upon exercise of stock options held by all Directors and officers, as a group. Includes 43,848.75 shares which may be purchased for $3.3333 per share upon exercise of a warrant held by MacTarnahan Limited Partnership and 32,886.75 shares which may be purchased for $3.3333 upon exercise of a warrant held by Electra Partners, Inc.

     (12) Robert M. MacTarnahan, Robert S. MacTarnahan, Harmer Mill & Logging Supply Co. (dba Harmer Company) (11416 SW Lynnridge, Portland, Oregon 97225), MacTarnahan Family Trust (11416 SW Lynnridge, Portland, Oregon 97225), Black Lake Investments (11416 SW Lynnridge, Portland, Oregon 97225), MacTarnahan Limited Partnership (11416 SW Lynnridge, Portland, Oregon 97225), Charles A. Adams, Electra Partners, Inc. (1765 Farmington Road, Aloha, Oregon 97007), the Charles A. Adams Family Trust (4047 Shattuck Road, Portland, Oregon 97221), Katherine McBride (fka Katherine Maxwell Adams) (2636 NE 11th Ave., Portland, Or. 97221), and Charles F. Adams III (4923 SW Lowell, Portland, Or. 97221), are members of a "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934 ("34 Act"). Pursuant to Rule 13d-5 promulgated under the 34 Act, the group is deemed to beneficially own all shares of the Company which are beneficially owned by any member of the group and therefore the group beneficially owns 2,376,697.5 shares of Common Stock. Because each member of the group shares investment and voting control of the group shares, each member of the group is deemed to beneficially own all shares of the group. Therefore, (a) Robert M. MacTarnahan is deemed to beneficially own 1,031,520.75 shares of Common Stock in addition to the shares described in note 3, (b) R. Scott MacTarnahan is deemed to beneficially own 1,379,259.75 shares of Common Stock in addition to the shares described in note 4, (c) Charles A. Adams is deemed to beneficially own 1,460,268.75 shares of Common Stock in addition to the shares described in note 5, (d) Katherine McBride (fka Katherine Maxwell Adams) is deemed to beneficially own 2,340,172.5 shares of Common Stock in addition to the 525 shares of Common Stock owned in her name, and (e) Charles F. Adams III is deemed to beneficially own 2,340,172.5 shares of Common Stock in addition to the 525 shares of Common Stock owned in his name. (See note 13 regarding Series A Preferred Stock).

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

     (14) Does not include 50,000 shares which may be purchased for $0.59 per share upon exercise of incentive stock options granted to Mr. Chicvara on February 22, 2001, to be vested on February 22, 2002.

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

                                     Number of Shares of Common Stock
                                          Called for by Options
Name of  Holder                                and Warrants              Exercise Price        Date of Exercise
--------------------------------        ----------------------------    -----------------     -----------------
MacTarnahan Limited Partnership (1)              43,848.75                   $3.333                 (2)
Electra Partners, Inc. (1)                       32,886.75                   $3.333                 (2)
Robert M. MacTarnahan (1)                         6,000                      $5.333                 (2)
R. Scott MacTarnahan (1)                          6,000                      $5.333                 (2)
Frederick L. Bowman                              51,000                      $0.54                  (3)
Jerome M. Chicvara                               50,000                      $0.59                  (7)
Mark Carver                                      28,000                      $0.54                  (4)
Michael Skelley                                  25,000                      $0.54                  (5)

All Directors and officers as a group,
(9 persons)                                    242,735.5                  $0.54-$5.33               (8)


(1) As noted in Item 10 - Security Ownership of Management and Certain Security Holders, Footnote 12, each of these holders are members of a "group" as that term is used in Section 13(d)(3) of the 34 Act. Pursuant to Rule 13d-5 promulgated under the 34 Act, the group is deemed to beneficially own all shares of the Company which are beneficially owned by any member of the group and therefore the group beneficially owns 88,735.5 shares of Common Stock which may be acquired under outstanding options and warrants, as noted in the table above. Because each member of the group shares investment and voting control of the group shares, each member of the group is deemed to beneficially own all shares of the group.

(2)      Options and warrants are currently exercisable.

(3) Options to purchase 8,000 shares of Common Stock issued to Mr. Bowman in January 1996 at $7.00 per share were repriced in May 1999 to $0.54 per share. (See "Remuneration of Directors and Officers-Incentive Stock Option Repricing"). Additionally, in May 1999, Mr. Bowman was granted options to purchase 20,000 shares Common Stock at $0.54 per share. 28,000 of Mr. Bowman's outstanding options became exercisable on May 20, 2000. In addition, options to purchase 23,000 shares of Common Stock issued to Mr. Bowman in February 2001 at $0.59 per share. These options become exercisable on February 22, 2002.

(5) Options to purchase 28,000 shares of Common Stock issued to Mr. Carver in July 1993 at $3.33 per share were repriced in May 1999 at $0.54 per share. (See "Remuneration of Directors and Officers-Incentive Stock Option Repricing"). All of Mr. Carver's outstanding options became exercisable on May 20, 2000.

(6) Options to purchase 25,000 shares of Common Stock issued to Mr. Skelley in August, 1996 at $7.00 per share were repriced in May 1999 at $0.54 per share. (See "Remuneration of Directors and Officers-Incentive Stock Option Repricing"). All of Mr. Skelley's outstanding options became exercisable on May 20, 2000.

(7) Options to purchase 50,000 shares of Common Stock issued to Mr. Chicvara in February, 2001 at $0.59 per share. All of Mr. Chivara's outstanding options become exercisable on February 22, 2002.

(8) As of December 31, 2000, options to purchase 329,750 shares of Common Stock were exercisable. As of December 31, 2000, warrants to purchase 76,735.5 shares of Common Stock were exercisable.

Item 11.  Interest of Management and Others in Certain Transactions
-------------------------------------------------------------------

Saxer Brewing Company Asset Purchase

On January 31, 2000, the Company purchased certain assets (equipment and brands) from Saxer Brewing Company for 900,000 shares of the Company's common stock, $150,000 cash and a three year agreement to pay certain amounts based on barrel sales of the Saxer and Nor'wester brands, such amount secured by the Saxer and Nor'wester brands. In connection with the purchase, Mr. Goebel, a majority shareholder of Saxer Brewing Company, was appointed to the board of the Company. Also in connection with the purchase, the Company and Mr. Goebel entered into a consulting agreement under which Mr. Goebel provided consulting services to the Company relating to brand management and marketing, for $4,500 per month. The consulting agreement terminated on May 31, 2000, and was not extended. In connection with the purchase, Charles A. Adams, the Charles A. Adams Family Trust, Electra Partners, Inc. and Mr. Adams' children ("Adams Parties") and Mr. and Mrs. Robert M MacTarnahan and their children and certain entities controlled by them ("MacTarnahan Parties") entered into a voting agreement. The Voting Agreement was terminated in March 2001. In 2000, the amount paid based on barrel sales was $90,000.

Acquisition of Harco Products, Inc.

In October 1999, the Company acquired all of the outstanding common stock of Harco Products, Inc., ("Harco"), an entity controlled by Mr. and Mrs. Robert M. MacTarnahan and Mr. R. Scott MacTarnahan. Harco produces hand trucks for various industrial uses. The purchase price of $569,585, was paid by the issuance of 759,447 shares the Company's common stock valued at $0.75 per share. In connection with the acquisition, the Company received and cancelled 30,000 shares of its Common Stock that were owned by Harco. [See Note 3 of Notes to Consolidated Financial Statements]. Also in connection with the purchase of Harco, the Company and Mr. R. Scott MacTarnahan entered into a consulting agreement under which Mr. MacTarnahan will provide consulting services to the Company for $2,500 per month. The consulting agreement will terminate upon 30 days notice by the Company or Mr. MacTarnahan.

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

Lease Agreement with Portland Brewing Building, L.L.C.

In November 1992, the Company executed a triple net, 15 year lease (with three five-year renewal options) for the Company's new brewery at 2730 NW 31st Avenue in Portland. The Company believes that the terms and conditions of its lease, as amended, are fair and reasonable and are no less favorable to the Company than could be obtained from unaffiliated parties. Through a series of transactions, the property and the lease were contributed to Portland Brewing Building, L.L.C., the interests of which are owned 44% and 56% respectively, by Electra Partners, Inc. and MacTarnahan Limited Partnership. The monthly rent is $24,906 plus property taxes, insurance and maintenance, with an adjustment for inflation or changes in fair market rental value on July 1, 1998 and July 1, 2003. The increased rental adjustment was determined subsequent to July 1, 1998, resulting in a $19,922 charge which was paid by the Company in twelve monthly installments which ended on January 1, 2000. In connection with the negotiation of this lease, MacTarnahan Limited
Partnership and Electra Partners, Inc. each were issued warrants for the purchase of 43,848.75 shares of Common Stock at $3.333 per share, exercisable at any time through December 31, 2002.

Lease Agreement with L & L Land Company

In May 1999, the Company entered into a lease of approximately 23,000 square feet of space (the "lease") located in the warehouse and office building commonly known as 2750 N.W. 31st Avenue, Portland, Oregon (the "Adjacent Building"). The Adjacent Building is owned by L & L Land Company (a general partnership consisting of Howard M. Wall, a director of the Company, and his wife, Patricia Wall). The term of the lease is 5 years, with one option to extend the term until June 14, 2008. Rent under the lease is $12,000 per month. In addition, the Company agreed to pay, as additional rent, the real property taxes for and to insure the Adjacent Building and to be responsible for certain types of maintenance and repairs. The lease contains a first opportunity to purchase the Adjacent Building. The lease is guaranteed by Robert M. MacTarnahan and Charles A. Adams. As part of the lease transaction, L & L Land Company reimbursed the Company for $218,000 for its costs in constructing the shipping dock. In connection with the lease, the Company entered into a sublease with Power Transmission Products, Inc. of approximately 13,000 square feet of office and warehouse space and a portion of the parking lot. The term of sublease is one year, with a one-year renewal and rent is $4,974 per month, plus $365 per month for real property taxes, plus payment of utilities, insurance and interior maintenance. In March 2000, the Company reduced the amount of subleased space by taking back for its own use approximately 4,700 square feet, which reduced the sublease amount to approximately $3,200 per month. The terms of the lease and sublease were determined to be fair to the Company and approved by all members of the Board of Directors, except Mr. Wall.

License Agreement with Robert M. MacTarnahan

In July 1994, the Company entered into a License Agreement ("License Agreement") with Robert M. MacTarnahan, a director of the Company, and Harmer Mill & Logging Supply Co. ("Harmer"), a company controlled by Mr. and Mrs. Robert M. MacTarnahan. Pursuant to the License Agreement, (i) Mr. MacTarnahan conveyed to the Company the right to use his surname and its variation "MacTarnahan" as a Company trademark, and (ii) the Company has been granted an exclusive worldwide license to use Mr. MacTarnahan's likeness, image and other personal attributes to promote the sale of the Company's products, merchandise, and related materials. The license expires on December 31, 2093. In consideration of the license grant, the Company must pay a royalty of $1.00 per barrel of MacTarnahan's Ale sold by the Company for the term of the license. The Company has the right to terminate the License Agreement on 30-days' written notice and the license may also terminate under other conditions as specified in the License Agreement. In the event the license is terminated or terminates, the Company must assign its rights to the trademark "MacTarnahan" and the above variations to Mr. MacTarnahan. Royalties paid to Harmer under the License Agreement for 2000 and 1999 were $27,837 and $27,245 respectively, based on the sale of 27,837 and 27,245 barrels, respectively, of MacTarnahan's Ale during the same periods.

Lease Agreement with Clan Associates as Tenants-in-common

The Company leases approximately 15,000 square feet for parking at $0.10/sq. ft. from Clan Associates under an oral agreement beginning in April 2000 for $1,500.00 per month. Clan Associates is a tenancy in common between Electra Partners, Inc. and Harmer. The terms of the lease were determined to be fair to the Company and approved by all disinterested members of the Board of Directors.

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

Restructuring of Debt

On November 18, 1998, the Company and the MacTarnahan Limited Partnership entered into a Loan Restructuring Agreement ("Restructuring Agreement") which replaced the Bank of America Loan Agreement and the Credit and Forbearance Agreement and reduced the outstanding amount of the loan previously due under the Bank of America Loan Agreement (which was subsequently assigned to the MacTarnahan Limited Partnership) to approximately $2,100,000 due on January 31, 2000. On January 31, 2000, the available borrowing capacity of the Term Loan was increased to $2,500,000 and the maturity date was extended to April 1, 2001. In March 2000, the Company borrowed an additional $400,000 under the Term Loan and paid $400,000 of the amounts outstanding under its Revolving Line. In February 2001, the Company refinanced the Term Loan with Western Bank, secured by the Company assets and guaranteed by certain of the Company's shareholders

In connection with the Restructuring Agreement, Charles A. Adams, the Trust, Electra Partners, Inc. and Mr. Adams' children ("Adams Parties") entered into a Voting Agreement with Robert M. MacTarnahan, R. Scott MacTarnahan and certain entities controlled by them ("MacTarnahan Parties"). The Voting Agreement replaces the letter voting agreement entered into on August 26, 1998 and provides that the Adams Parties will vote all of their voting capital stock in the Company at the direction of the MacTarnahan Parties. Although the Voting Agreement by its terms expires upon termination of the payment of amounts owing under the Restructuring Agreement, the parties have agreed to extend the arrangement.

In addition, the Revolving Loan is secured by accounts receivable, contract rights, inventory and general intangibles, and is guaranteed by certain of the Company's shareholders. These guarantees are also secured by certain assets of the Company.

                                     Part II
                                     -------

Item 1. Market Price and  Dividends on the Registrant's  Common Equity and Other
--------------------------------------------------------------------------------
Shareholder Matters
-------------------

There is no public trading market for the Company's Common Stock. The Company had 5,702 shareholders of record as of March 16, 2001. The Company has never declared any cash dividends on its Common Stock, nor does the Company intend to do so in the near future. Pursuant to certain loan agreements, the Company cannot declare or pay dividends on any of its outstanding stock, except dividends payable in Common Stock of the Company, without prior written consent of the lenders. Holders of the Company's Series A Preferred Stock are entitled to receive cumulative dividends at the rate of 8% per annum, when and if declared by the Board of Directors, prior to payment of dividends on Common Stock. No cash or stock dividends have been declared to date. The Revolving Line contains a restriction on the payment of dividends on the Company's stock without prior consent of the lender.

Item 2. Legal Proceedings
-------------------------

On December 16, 1998, Lydia Mather filed a lawsuit against the Company in the Multnomah County Circuit Court of Oregon. The complaint alleges that Ms. Mather attended a holiday party on the Company's premises and fell and was injured due to the Company's negligence. Ms. Mather is seeking economic and non-economic damages in excess of $145,000 which is still pending but fully covered by the Company's insurance. The Company is defending the lawsuit and does not believe the outcome will have a material adverse effect on the results of operations, financial condition or liquidity of the Company.

As of the date of this Report on Form 10-KSB, there are no other legal proceedings pending to which the Company is a party or to which any of its property is subject, and the Company does not know of any such action being contemplated.

Item 3. Changes in and Disagreements with Accountants
-----------------------------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 2000.

Item 5. Compliance with Section 16(a) of the Exchange Act
---------------------------------------------------------

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and Directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, Directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during 2000, all executive officers, Directors and greater than 10% shareholders complied with all applicable filing requirements.

Item 6. Reports on Form 8-K
---------------------------

There were no reports on Form 8-K filed during the quarter ended December 31, 2000.

                                    Part F/S
                                    --------

Index to Consolidated Financial Statements
------------------------------------------
                                                                         Page

   Report of Independent Public Accountants                              F-1

   Consolidated Balance Sheets as of December 31, 2000 and 1999          F-2

   Consolidated Statements of Operations for the years ended December
   31, 2000 and 1999                                                     F-3

   Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 2000 and 1999                                            F-4

   Consolidated Statements of Cash Flows for years ended December 31,
   2000 and 1999                                                         F-5

   Notes to Consolidated Financial Statements                            F-6

                                                  Part III

Item 1. and Item 2.        Index to Exhibits and Description of Exhibits

Exhibit   Exhibit
Number    Number
(1-A)     (S-B 601)           Description
------    ---------           -----------
2.1        3.1       Articles of Incorporation, as amended  (8)
2.2        3.2       Bylaws, as amended (8)
3.1        4.1       Specimen of Common Stock Certificate (1)
3.2        4.2       Warrant issued to Electra Partners, Inc. dated March 25,
                     1996 (2)
3.3        4.3       Warrant issued to MacTarnahan Limited Partnership dated
                     March 25, 1996 (2)
6.1        10.1      Indenture of Lease between the Company and Portland Brewing
                     Building Partners dated November 4, 1992, as amended (1)
6.2        10.2      Sublease between the Company, Power Transmission Products,
                     Inc., and Pacific Realty Associates, L.P., dated January
                     26, 1995 (1)
6.3        10.3      License Agreement between the Company, R. M. MacTarnahan
                     and Harmer Company dated July 1, 1994 (1)
6.4        10.4      The Company's Incentive Stock Option Plan, as amended and
                     Specimen Form Plan Documents (1) (10)
6.5        10.5      Amendment to the Company's Incentive Stock Option Plan (7)
                     (10)
6.6        10.6      The Company's 1994 Nonqualified Stock Option Plan and
                     Specimen Form Plan Documents (1) (10)
6.7        10.7      Distribution Agreement between the Company and Columbia
                     Distributing, dated April 8, 1996 (5)
6.8        10.8      Voting Agreement, dated November 18, 1998 (8)
6.9        10.9      Amendment No. 1 to November 18, 1998 Voting Agreement,
                     dated December 6, 1999 * (11)
6.10       10.10     Restated Cash Incentive Plan, as amended (1) (10)
6.11       10.11     The Company's Stock Offering Purchase Plan for Employees
                     and Specimen Form Plan (1) (10)
6.12       10.12     Option to Purchase and Agreement and Option to Lease
                     between the Company and L&L Land Co., dated December 1995
                     (2)
6.13       10.13     Indenture of Lease between the Company and Western Stations
                     Co. dated May 1, 1995 (3)
6.14       10.14     Manufacturing Services Agreement between the Company and
                     The Stroh Brewery Company dated January 31, 1996 (4)
6.15       10.15     Loan Agreement, dated February 2, 2000 (6)
6.16       10.16     Lease Agreement between the Company and L&L Land Company,
                     dated May 18, 1999 (certain schedules to the Lease
                     Agreement have been omitted) (9)
6.17       10.17     Sublease Agreement between the Company and Power
                     Transmission Products, Inc., dated May 1, 1999 (9)
6.18       10.18     Business Loan Agreement, dated February 1, 2001*
6.19       10.19     Consulting Agreement between the Company and R. Scott
                     McTarnahan, dated November 1, 1999 (10) (11)
6.20       10.20     Lease Agreement between the Company and MacTarnahan Limited
                     Partnership, dated November 1, 1999 (11)
6.21       10.21     June 12, 2000 Amendment to License Agreement between the
                     Company and Harmer Mill & Logging Supply, Inc., dated July
                     1, 1994 (12)
6.22       10.22     July 1, 2000 Amendment to License Agreement between the
                     Company, RM MacTarnahan and Harmer Mill & Logging Supply,
                     Inc., dated July 1, 1994 (13)
6.23       10.23     Letter Agreement, dated March 19, 2001*
--         21.0      Subsidiaries of the Registrant*

10.0       23.0      Consent of Arthur Andersen LLP *

     (1) Incorporated by reference to the Company's Form SB-1 (Commission File No. 33-90914-LA) as filed with the Commission on April 4, 1995.

     (2) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1995 as filed with the Commission on March 28, 1996.
     (3) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1996 as filed with the Commission on May 2, 1996.
     (4) Incorporated by reference to the Company's Form 10-QSB/A No. 1 for the quarter ended March 31, 1996 as filed with the Commission on July 31, 1996.
     (5) Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 1996 as filed with the Commission on November 12, 1996.
     (6) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 2000 as filed with the Commission on May 11, 2000.
     (7) Incorporated by reference to the Company's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, as filed with the Commission on November 17, 1998.
     (8) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1998 as filed with the Commission on March 31, 1999.
     (9) Incorporated by reference to the Company's Form 10-QSB/A for the quarter ended June 30, 1999 as filed with the Commission on August 10, 1999.
     (10)  Denotes a management contract or compensatory plan or arrangement.
     (11) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1999 as filed with the Commission on March 28, 2000.
     (12) Incorporated by reference to the Company's Form 10-QSB for the quarter ended June 30, 2000 as filed with the Commission on August 10, 2000.
     (13) Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 2000 as filed with the Commission on November 14, 2000.

       *    Filed herewith.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.


                            PORTLAND BREWING COMPANY


                            By: /S/ CHARLES A. ADAMS
                                Charles A. Adams
                                Chairman of the Board, President and
                                Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the 30th day of March, 2001.

     Signature                              Title


     /S/  CHARLES A. ADAMS        Chairman of the Board, President and Chief
     ---------------------        Executive Officer
     Charles A. Adams             (Principal Executive Officer)

     /S/  JANET N. GOLDEN         Controller
     --------------------         (Principal Accounting Officer)
     Janet N. Golden

     /S/ FREDERICK L. BOWMAN      Director
     -----------------------
     Frederick L. Bowman

     /S/ ROBERT M. MACTARNAHAN    Director
     -------------------------
     Robert M. MacTarnahan

     /S/ R. SCOTT MACTARNAHAN     Director
     ------------------------
     R. Scott MacTarnahan

     /S/ HOWARD M. WALL, JR.      Director
     -----------------------
     Howard M. Wall, Jr.

     /S/ WILLIAM J. PRENGER       Director
     ----------------------
     William J. Prenger

                    Report of Independent Public Accountants


To the Board of Directors and Stockholders of Portland Brewing Company:

We have audited the accompanying consolidated balance sheets of Portland Brewing Company (an Oregon Corporation) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Portland Brewing
Company and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                               ARTHUR ANDERSEN LLP
                                               Arthur Andersen LLP


Portland, Oregon
March 2, 2001

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                      ASSETS                                                 December 31,
                                      ------                                                 ------------
                                                                                         2000            1999
                                                                                         ----            ----
CURRENT ASSETS:
  Cash                                                                              $    35,693     $   103,006
  Accounts receivable, net of allowance of $20,285 (2000), $8,000 (1999)                885,632         655,064
  Inventories                                                                         1,050,964         729,853
  Prepaid assets                                                                        139,853         218,550
                                                                                    -----------     -----------
          Total current assets                                                        2,112,142       1,706,473

Property and equipment, net                                                           6,401,146       6,711,257
Other assets, net                                                                       808,177         198,544
                                                                                    -----------     -----------
          Total assets                                                              $ 9,321,465     $ 8,616,274
                                                                                    ===========     ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Line of credit                                                                     $   750,752     $   435,465
 Current portion of long-term debt                                                       26,779          26,706
 Accounts payable                                                                     1,506,490         809,369
 Customer deposits held                                                                 138,559         131,821
 Accrued payroll                                                                        160,892         170,580
 Other accrued liabilities                                                              137,021          65,853
                                                                                    -----------     -----------
          Total current liabilities                                                   2,720,493       1,639,794

Long-term debt, less current portion                                                     43,217          86,099
Stockholder term loan (Note 4)                                                        2,500,000       2,100,000
Other long-term liabilities                                                              42,500              --

Series A Redeemable  Convertible  Preferred Stock, $52 par value,  10,000 shares
   Authorized, 5,770 shares issued and outstanding, liquidation preference of
   of $300,040                                                                          300,040         300,040

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:
  Common stock, no par value, 25,000,000 shares authorized
    Shares issued and outstanding: 4,995,014 (2000), 4,094,714 (1999)                 8,164,320       7,662,508
  Accumulated deficit                                                               (4,449,105)      (3,172,167)
                                                                                    -----------     -----------
          Total stockholders' equity                                                  3,715,215       4,490,341
                                                                                    -----------     -----------
          Total liabilities and stockholders' equity                                $ 9,321,465     $ 8,616,274
                                                                                    ===========     ===========

The   accompanying   notes  are  an  integral   part  of  these consolidated
balance sheets.

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                 Year Ended December 31,
                                           --------------------------------
                                                 2000                1999
                                                 ----                ----

Sales                                        $12,977,848    $ 10,463,331
Less- excise tax                                 626,164         508,521
                                           -------------    ------------
          Net sales                           12,351,684       9,954,810

Cost of sales                                  8,989,853       7,221,743
                                           -------------    ------------
Gross profit                                   3,361,831       2,733,067

General and administrative expenses            1,634,091       1,278,665
Sales and marketing expenses                   2,777,255       2,436,648
                                           -------------    ------------
Loss from operations                         (1,049,515)       (982,246)

Other income (expense)
  Interest expense, net                        (284,519)       (249,850)
  Other income (expense), net                     57,096        (48,051)
                                           -------------    ------------
          Total other expense, net             (227,423)       (297,901)
                                            ------------    ------------
          Net loss                          $(1,276,938)    $(1,280,147)
                                            ============    ============

Basic and diluted net loss per share        $     (0.26)    $     (0.37)
                                            ============    ============

Shares used in per share calculations         4,920,014       3,486,842
                                            ============    ============


The accompanying notes are an integral part of these consolidated statements.

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                           Common Stock
                                     ------------------------    Accumulated
                                       Shares        Amount        Deficit           Total
                                     ---------     ----------   ------------       ----------
BALANCE, December 31, 1998           3,365,267     $7,115,423   $(1,892,020)       $5,223,403

Common stock issued in
  Connection with acquisition
  of Harco Products, Inc.              759,447        569,585          --             569,585

Receipt and cancellation of stock
  in connection with acquisition
  of Harco Products, Inc.              (30,000)       (22,500)         --             (22,500)

Net loss                                  --             --      (1,280,147)       (1,280,147)
                                     ---------     ----------   ------------       ----------
BALANCE, December 31, 1999           4,094,714     $7,662,508   $(3,172,167)       $4,490,341

Common stock issued in
  connection with acquisition of
  Saxer Brands                         900,000        486,000          --             486,000

Reconciliation of stock
  Outstanding                              300           --            --                 --

Compensation expense on
  Variable stock option plan              --           15,812                          15,812

Net loss                                  --             --      (1,276,938)       (1,276,938)
                                     ---------     ----------   ------------       ----------
BALANCE, December 31, 2000           4,995,014    $8,164,320    $(4,449,105)       $3,715,215
                                     =========     ==========   ============       ===========

The accompanying notes are an integral part of these consolidated statements.

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year Ended December 31,
                                                                             --------------------------------
                                                                                 2000                1999
                                                                                 ----                ----
Cash flows relating to operating activities:
  Net loss                                                                   $(1,276,938)         $(1,280,147)
  Adjustments to reconcile net loss to net cash
     used in operating activities-
      Depreciation                                                               888,315              909,427
      Amortization                                                               257,930              111,574
      (Gain) loss on disposition of assets                                         4,884              (17,075)
      Compensation expense on variable stock option plan                          15,812               -
     Changes in assets and liabilities, net of effect of acquisitions:
      (Increase) decrease in:
        Accounts receivable, net                                                (230,568)             148,873
        Inventories                                                             (321,111)             (22,915)
        Prepaid assets                                                            78,697               47,902
        Other assets                                                             (83,810)            (112,627)
        Accounts payable                                                         697,121              (75,466)
        Customer deposits held                                                     6,738               (1,643)
        Accrued payroll and other accrued liabilities                           (156,273)              29,988
        Other liabilities                                                        (37,500)              -
                                                                             -----------          -----------
          Net cash used in operating activities                                 (156,703)            (262,109)
                                                                             -----------          -----------
Cash flows relating to investing activities:
  Purchase of property and equipment                                            (481,392)            (535,805)
  Proceeds from sale of property and equipment                                    76,024              245,587
  Acquisitions, net of cash acquired                                            (150,000)             217,629
                                                                             -----------          -----------
        Net cash used in investing activities                                   (555,368)             (72,589)
                                                                             -----------          -----------
Cash flows relating to financing activities:
  Net borrowings under line of credit                                            315,287              111,839
  Repayments of long-term debt                                                   (70,529)             (26,707)
  Proceeds from stockholders' loans                                              400,000               -
  Issuance of preferred stock, net                                                     -              300,040
                                                                             -----------          -----------
        Net cash provided by financing activities                                644,758              385,172
                                                                             -----------          -----------
Net increase (decrease) in cash                                                  (67,313)              50,474

Cash, beginning of period                                                        103,006               52,532
                                                                             -----------          -----------
Cash, end of period                                                          $    35,693          $   103,006
                                                                             ===========          ===========
Noncash transactions:
   Common stock issued in connection with acquisitions                       $   486,000          $   569,585
   Capital lease addition                                                         27,720               -

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                 $   325,544          $   229,850


The accompanying notes are an integral part of these consolidated statements.

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  DESCRIPTION OF BUSINESS:
    ------------------------

Portland Brewing Company ("the Company") was incorporated in Oregon in November 1983. The Company opened its first brewery in January 1986 at 1339 NW Flanders Street in Portland, Oregon which operated until November 1998, when the Company sold the Flanders Street facility. The Company continues to operate a brewery at 2730 NW 31st Avenue in Portland, Oregon, which has a capacity of approximately 135,000 barrels of ale per year, and includes a restaurant, The Tap Room, open to the public.

The Company experienced significant operating losses during the years ended December 31, 2000 and 1999, and has continued to incur losses in the first quarter of 2001. Operating results have fluctuated and may continue to fluctuate as a result of many factors including lower sales volumes and selling prices, increased depreciation and other fixed operating costs as a percent of sales during periods when the Company's brewery is at less than full capacity, changes in product mix, increased selling and marketing costs incurred as the Company protects its business in existing markets and increased transportation costs.

The Company's working capital requirements over the next year are expected to be met partially from cash flow through operations, funds available under the Company's revolving line of credit and, if appropriate and available, additional equity offerings and/or borrowings from other lenders. The Company has a letter of commitment from the MacTarnahan Limited Partnership to provide up to $500,000 in the form of debt or equity to fund operations through December 31, 2001, to the extent the Company incurs working capital deficiencies. The Company's term loan is due on August 2, 2001, with an extension of 90 days. The Company expects to place the debt permanently with a financial institution by August 2, 2001. If the Company is unable to obtain a term loan on or before maturity, the guarantors will be required to assume the debt or secure the debt with income producing commercial properties so that the loan may be amortized within the lender's underwriting standards. In addition, to the extent the Company is unable to refinance the $2,500,000 term loan, MacTarnahan has entered into a binding commitment to repay or purchase the term loan and refinance the loan for at least a 12 month period with a 5 year amortization at market rates, secured by the assets of the Company and subject to customary financial covenants. Accordingly, the debt has been classified as long term as of December 31, 2000.

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

Revenue Recognition
-------------------

Revenue from the sale of products is recognized at the time of shipment to the customer when title has passed.

Inventories
-----------

Inventories are stated at the lower of average cost, which approximates the first-in, first-out (FIFO) method, or market and include materials, labor and manufacturing overhead. Raw materials include amounts related to the Company's hand truck business, which was purchased in October 1999. See Note 3. Inventories consist of the following:

                                                December 31,
                                      -----------------------------
                                            2000              1999
                                            ----              ----
Raw materials                           $480,045          $352,860
Work-in-process                          159,898           177,985
Finished goods                           341,362           111,268
Merchandise                               69,659            87,740
                                      ----------        ----------
                                      $1,050,964          $729,853
                                      ==========        ==========

Property and Equipment

Property and equipment is stated at cost. Interest costs related to the construction of certain long-term assets are capitalized and amortized over the estimated useful lives of the related assets.

Property and equipment consists of the following:

                                                           December 31,
                                                 ---------------------------
                                                       2000             1999
                                                       ----             ----
Plant and equipment                              $8,248,801       $7,871,802
Leasehold improvements                            1,605,275        1,563,261
Office and laboratory equipment and vehicles        744,301          667,670
Kegs                                                627,990          707,366
Construction in progress                            156,172          109,868
                                                 ----------       ----------
           Total property and equipment          11,382,539       10,919,967
  Less- accumulated depreciation                 (4,981,393)      (4,208,710)
                                                 ----------       ----------
                                                 $6,401,146       $6,711,257
                                                 ==========       ==========

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

Intangible Assets
-----------------

         Intangible assets consist of package design costs, trademarks, goodwill and brand names acquired from acquisitions. Package design costs and trademarks are amortized on a straight-line basis over three years. Goodwill and brand names are amortized on a straight-line basis over five years. The Company believes these useful lives are appropriate based upon such factors as product life, profitability and the general industry outlook. Intangible assets are included in other assets on the accompanying balance sheets. Amortization expense related to intangible assets was $231,938 and $64,414 for the years ended December 31, 2000 and 1999, respectively.

Income Taxes
------------

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws and tax rates. Deferred income tax expenses or credits are based on the changes in the financial statement basis versus the tax basis in the Company's assets or liabilities from period to period. See Note 6.

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

The dilutive effect of stock options outstanding for the purchase of 329,750 and 375,050 shares at December 31, 2000 and 1999, respectively, warrants for the purchase of 87,697.5 shares at December 31, 2000 and 1999 and 577,000 shares of common stock into which the outstanding Series A Reedeemable Convertible Preferred Stock are convertible at December 31, 2000, and 1999 were not included in loss per share calculations, because to do so would have been anti-dilutive.

Advertising Costs
-----------------

Advertising costs are expensed as incurred. Total advertising expense was $344,527 and $347,040 in 2000 and 1999, respectively.

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

Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of trade accounts receivable. Two distributors accounted for 37% and 13% of total trade accounts receivable as of December 31, 2000 and 17% and 29% of total trade accounts receivable as of December 31, 1999. For the year ended December 31, 2000 and 1999, 47% percent and 40%, respectively, of net sales were through two distributors.

Impairment of Long-lived Assets
-------------------------------

SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, establishes criteria for and requires recognition of impairment losses on long-lived assets and prescribes the accounting for long-lived assets that are expected to be disposed of in future periods. The Company's long-lived assets are reviewed for impairment when circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, a loss is recognized. As of December 31, 2000, there were no impairments of long-lived assets.

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

Reclassifications
-----------------
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Recent Accounting Pronouncements
--------------------------------
In June 1998, the Financial Accounting Standards Board (FASB), issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") which was subsequently amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 137) in June 1999. SFAS 133 and SFAS 137 establish accounting and reporting standards requiring every derivative instrument to be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative instrument's fair value must be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, which amends certain guidance within SFAS 133. The Company will adopt these standards for fiscal 2001. The effect of adopting these standards is not expected to have a material impact on the Company's financial condition or results of operations.

3. ACQUISITIONS:
   -------------

Harco Products, Inc.
--------------------
In October 1999, the Company acquired all of the outstanding common stock of Harco Products, Inc. ("Harco"), from a related party. Harco produces hand trucks for various industrial uses. The purchase price of $569,585 was paid by the issuance of shares of the Company's common stock valued at $0.75 per share. The common stock issued in connection with this acquisition contains certain incidental registration rights. The acquisition was accounted for using the purchase method of accounting, which requires that the purchase price be allocated to the net assets acquired based upon the relative fair value of assets acquired. The excess of the acquisition cost over the fair value of the net assets acquired, of approximately $36,000, will be amortized using the straight-line method over five years. In connection with the acquisition, the Company received 30,000 shares of its common stock that Harco owned, and recorded a corresponding reduction to shareholders equity. The accompanying consolidated financial statements include the results of operations from the date of acquisition. The proforma results of operations as if purchased at the beginning of 1999 are not materially different from the reported results for the year ended December 31, 1999.

Saxer Brewing Company Brand Purchase
------------------------------------
On January 31, 2000, the Company purchased brands and certain equipment from Saxer Brewing Company for 900,000 shares of the Company's common stock, $150,000 cash and a three year earnout agreement to pay a minimum of $200,000 based on barrel sales of the Saxer and Nor'wester brands. The earnout payment is secured by the Saxer and Nor'wester brands. The purchase price of $929,000 was allocated to the estimated fair value of the brands acquired of $779,000 and to certain equipment and vehicles acquired of $150,000. The brand intangible will be amortized using the straight-line method over five years.

4. LONG-TERM DEBT AND LINE OF CREDIT:
   -----------------------------------
In 1998, the Company obtained a $2,100,000 term loan from the MacTarnahan Limited Partnership (MacTarnahan), a shareholder. On January 31, 2000, the principal amount of the term loan was increased to $2,500,000 and the maturity date was extended from January 31, 2000 to April 1, 2001. This term loan was secured by receivables, inventory, equipment and general intangibles of the Company, with interest at a per annum rate equal to the prime lending rate of the Bank of the Northwest plus 1% (9.5% at December 31, 2000). The term loan required interest only payments with the total balance due upon maturity. In February 2001, the Company refinanced the $2,500,000 term loan with Western Bank. This new term loan is secured by the Company's assets and guaranteed by certain of the Company's shareholders, including MacTarnahan. The maturity date of the replacement term loan is August 2, 2001, with an extension of 90 days. The interest rate is equal to the prime lending rate of Western Bank plus 0.5% (9.0% at February 2, 2001). The Company expects to place the debt permanently with a financial institution by August 2, 2001. If the Company is unable to obtain a term loan, the guarantors will be required to assume the debt or secure the debt with income producing commercial properties so that the loan may be amortized within the Lender's underwriting standards. In addition, to the extent the Company is unable to refinance the $2,500,000 term loan on or before maturity, MacTarnahan has entered into a binding commitment to repay or purchase the term loan and refinance the loan for at least a 12 month period with a 5 year amortization at market rates, secured by the assets of the Company and subject to customary financial covenants. Accordingly, the debt has been classified as long-term as of December 31, 2000. To the extent the Company incurs working capital deficiencies in 2001, MacTarnahan has committed to provide funding to the Company in the form of debt or equity in an amount not to exceed $500,000 to remedy cash deficiencies that may be necessary to fund operations through December 31, 2001.

In 1998, the Company offered several trade creditors the option of receiving a discounted amount of cash immediately or the entire amount owed to them to be paid over a five-year period. As a result, the Company issued notes in the aggregate principal amount of $148,065 to trade creditors, of which $49,206 was outstanding at December 31, 2000. The notes bear interest at 6% per annum and mature on September 1, 2003. Payments under the notes are due in equal monthly payments of principal and interest.

The Company has a $1,000,000 revolving line of credit ("Revolving Line") with Western Bank, under which $750,752 and $435,465 was outstanding at December 31, 2000 and 1999, respectively. The Revolving Line is secured by certain of the Company's assets and is guaranteed by certain of the Company's shareholders. Interest is payable monthly at a per annum rate equal to prime rate plus 1% (9.5% at December 31, 2000). The expiration date is June 1, 2001. The Company expects to renew the Revolving Line under similar terms. The Revolving Line contains certain covenants including restrictions on additional indebtedness and payment of dividends without the permission of the lender. The Company was in compliance with all covenants at December 31, 2000.

Principal payment requirements on long-term debt, reflecting the $2,500,000 term loan as long-term, and capital lease obligations are as follows for the years ending December 31:

           2001                 $   26,779
           2002                    236,194
           2003                    515,348
           2004                    499,992
           2005                    499,992
        Thereafter                 791,691
                                ----------
                                $2,569,996
                                ==========

5.  LEASES:

The following is a schedule of minimum future operating lease payments for the years ending December 31:

           2001                  $   497,197
           2002                      497,197
           2003                      490,358
           2004                      382,072
           2005                      298,872
        Thereafter                   722,274
                                  -----------
                                  $2,887,970

Rent expense incurred on operating leases was $437,625 and $386,876 in 2000 and 1999, respectively.

6.  INCOME TAXES:
    -------------

The Company is in a net deferred tax asset position and has generated net operating losses to date. Accordingly, no provision for or benefit from income taxes has been recorded in the accompanying statements of operations for 2000. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's net deferred tax assets will be realized. The Company has a pretax net operating loss carryforward of approximately $6 million which is available to offset future taxable income, if any, expiring through the year 2020.

The components of the net deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:
                                                     December 31,
                                            ---------------------------
                                                2000             1999
                                                ----             ----
Deferred tax assets, current-
  Basis difference in inventory                $33,202          $28,510
  Other                                         42,799           36,849
                                            ----------       ----------
     Total current deferred tax assets          76,001           65,359
                                            ----------       ----------
Deferred tax assets, long-term-
  Intangible assets                             37,306               --
  Net operating loss carryforwards           2,324,574        2,096,602
  Tax credits                                  102,701          115,022
                                            ----------       ----------
     Total long-term deferred tax assets     2,464,581        2,211,624

Deferred tax liabilities, long term-
  Basis difference in property, plant
    and equipment                             (708,200)        (661,676)
                                            ----------       ----------
     Net long-term deferred tax assets       1,756,381        1,549,948
                                            ----------       ----------
Net deferred tax assets                      1,832,382        1,615,307
Less: valuation allowance                   (1,832,382)      (1,615,307)
                                            ----------       ----------
Net deferred taxes                          $     --         $     --
                                            ===========      ===========


7.  RELATED PARTY TRANSACTIONS:
    ---------------------------

Lease Agreement with Portland Brewing Building, L.L.C.
------------------------------------------------------

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

Lease Agreement with L & L Land Co.
-----------------------------------

In 1999, the Company entered into a lease for approximately 23,000 square feet of space in a building adjacent to the main brewery with a related party, L & L Land Co. (L & L). The term of the lease is 5 years, with one option to extend the term until June 14, 2008. Rent under the lease is $12,000 per month. In addition, the Company agreed to pay the real property taxes on the building, provide insurance and to make various maintenance and repairs. The lease contains a first opportunity to purchase the adjacent building. The lease is guaranteed by two shareholders of the Company. In 1999, L & L reimbursed the Company $218,000 for costs incurred in prior years for constructing the shipping dock at this property. In connection with the lease, the Company entered into a sublease with another party for approximately 13,000 square feet of office and warehouse space and a portion of the parking lot. The term of the sublease is month to month and rent is $4,974 per month, plus $365 per month for real property taxes, plus payment of utilities, insurance and interior maintenance. In 2000, the Company reduced the amount of subleased space to approximately 8,000 square feet on a month to month basis for $3,168 per month.

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

License Agreement
-----------------

The Company has a license agreement with one of its board members to utilize his name and likeness. The amount of the royalty owed is $1 per barrel of MacTarnahan's Ale sold. Royalties paid under the license agreement for 2000 and 1999 were $27,837 and $27,245, respectively, based on the sale of 27,837 and 27,245 barrels, respectively, of MacTarnahan's Ale during the same periods.

8. PREFERRED STOCK:
   ----------------

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

9.  STOCK-BASED COMPENSATION PLANS:
    -------------------------------

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

In May 1999, options to purchase 118,800 shares of Common Stock at prices ranging from $3.33 to $7.00 per share were repriced and regranted on different terms, of which options to purchase 72,000 shares were held by executive officers of the Company. Repriced options were issued at exercise prices of $0.54 per share to $0.594 per share. All of the repriced options became exercisable on May 20, 2000. Pursuant to Accounting Principles Board Opinion No. 25 (APB 25), options that are repriced after June 1998 are subject to variable plan accounting. The Company recorded compensation expense of $15,812 and $0 for the years ended December 31, 2000 and 1999, respectively, related to the change in the exercise price of the options and the fair value of the Company's common stock.


Activity under the ISOP is summarized as follows:

                                               Shares            Exercise
                                              Subject to         Price Per
                                               Options             Share
                                               -------             -----
Balances, December 31, 1998                    123,525        $3.33-$7.00
Options granted                                363,050        $0.54-$0.594
Options canceled                              (125,025)       $0.54-$7.00
                                              --------        ------------
Balances, December 31, 1999                    361,550        $0.54-$0.594
Options canceled                               (45,300)       $0.54-$0.59
                                              --------        ------------
Balances, December 31, 2000                    316,250          $  0.54
                                              ========         ===========

Nonqualified Stock Option Plan
------------------------------

In August 1994, the Board of Directors approved a Nonqualified Stock Option Plan ("NQSOP"). The NQSOP provides for the issuance of 45,000 stock options to employees, nonemployee members of the Board of Directors, consultants and other independent contractors who provide valuable service to the Company, at a minimum of 85 percent of fair market value and have a term of 10 years. Options to purchase 13,500 shares at $5.33 each and 21,000 shares at $5.33 each were outstanding and exercisable at December 31, 2000 and 1999, respectively. There were 7,500 shares cancelled during the year ended December 31, 2000.

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

The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted using the Black-Scholes option-pricing model as prescribed by SFAS 123. No options were granted in 2000. Options granted in 1999 were valued using the following weighted average assumptions:

               Risk-free interest rate            6.5%
               Expected dividend yield              0%
               Expected lives                     4 years
               Expected volatility                48%

The total value of options granted during 1999 was computed as approximately $88,317 and is being amortized on a pro forma basis over the respective vesting period of the options (one year). The weighted average fair value of options granted during 1999 was $0.24 per share. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's pro forma net loss and pro forma net loss per share for the years ended December 31, 2000 and 1999 would have been as follows:

                                   As Reported             Pro Forma
                                   -----------             ---------
2000
Net loss                         $ (1,276,938)           $ (1,283,484)
Net loss per share               $      (0.26)           $      (0.26)

1999
Net loss                         $ (1,280,147)           $ (1,346,106)
Net loss per share               $      (0.37)           $      (0.39)

The effect of applying SFAS 123 in this pro forma disclosure is not indicative of future results. SFAS 123 does not apply to awards prior to January 1, 1995. Additional awards are anticipated in future years.

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date as of December 31, 2000:

                 Options Outstanding                             Options Exercisable
-------------------------------------------------------    ---------------------------
                                  Weighted
                    Number        Average      Weighted        Number         Weighted
                Outstanding at   Remaining     Average     Exercisable at      Average
                 December 31,   Contractual    Exercise     December 31,      Exercise
 Exercise Price      2000       Life (Years)    Price           2000            Price
                     ----       ------------    -----           ----            -----
     $ 0.54        316,250          8.3         $ 0.54        316,250          $ 0.54
       5.33         13,500          3.7           5.33         13,500            5.33
                  --------                                   --------
     Totals        329,750                                    329,750
                  ========                                   ========

         The Company had 13,500 shares exercisable at a weighted average exercise price of $5.33 as of December 31, 1999.

Cash Incentive Plan
-------------------
The Company may award its officers and employees, under its Restated Cash Incentive Plan ("the Plan"), bonuses in an amount up to 10% of net operating profits before taxes. Awards under the Plan will be allocated among the officers and employees in accordance with the provisions of the Plan at the discretion of the Board of Directors. No amounts were awarded in 2000 or 1999 under the Plan.

10. SEGMENT INFORMATION:
    --------------------

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

The Company is organized into three product-based segments: brewery operations, restaurant operations and hand truck manufacturing. The Company's brewery segment brews and sells specialty beer in its Portland, Oregon brewery, which is sold to distributors and retail customers. The Company's restaurant, which adjoins its brewery, sells the Company's specialty beers along with lunch and dinner. In October 1999, the Company purchased Harco Products, Inc., a company which produces hand trucks for various industrial uses.

All revenues are attributable to, and all long-lived assets are located in the United States, the Company's country of domicile. The basis of accounting for transactions between segments is based on the fair market value of the respective goods or services. Interest expense is considered a corporate expense and is not allocated to the three segments.

                                                    Year Ended December 31,
                                                ------------------------------
                                                    2000              1999
                                                ------------      ------------
Net Sales:
  Brewery                                      $ 10,497,454      $  8,529,412
  Restaurant(s)                                   1,737,283         1,625,874
Less: intersegment sales                           (299,786)         (272,126)
                                                ------------      ------------
    Subtotal                                     11,934,951         9,883,160
  Harco Products                                    416,733            71,650
                                                ------------      ------------
  Total net sales                              $ 12,351,684      $  9,954,810
                                                ============      ============

Gross Profit:
  Brewery                                      $  3,008,400      $  2,510,071
  Restaurant(s)                                     357,930           358,332
  Less: intersegment gross profit                  (165,146)         (145,084)
                                                ------------      ------------
Subtotal                                          3,201,184         2,723,319
  Harco Products                                    160,647             9,748
                                                ------------      ------------
Total gross profit                             $  3,361,831      $  2,733,067
                                                ============      ============

Depreciation and amortization expense:
  Brewery                                      $    748,460      $    771,956
  Restaurant(s)                                      74,083            90,578
  Harco Products                                     22,941             2,120
  Unallocated corporate amounts                     300,761           156,347
                                                ------------      ------------
Total depreciation and amortization expense    $  1,146,245      $  1,021,001
                                                ============      ============

                                                  ----------------------------
                                                     Year Ended December 31,
                                                  ----------------------------
                                                      2000            1999
                                                  ------------    ------------
Capital Expenditures:
  Brewery                                         $   391,656     $   459,157
  Saxer equipment                                     150,000
  Restaurant(s)                                        29,678          48,383
  Harco Products                                       12,122              --
  Unallocated corporate amounts                        75,656          28,265
                                                   -----------     -----------
Total capital expenditures                        $   659,112     $   535,805
                                                   ===========     ===========

Total Assets:
  Brewery                                         $ 8,145,659     $ 7,313,542
  Restaurant(s)                                       562,649         625,990
  Harco Products                                      324,769         352,586
  Unallocated corporate amounts                       288,388         324,156
                                                   -----------     -----------
Total assets                                      $ 9,321,465     $ 8,616,274
                                                   ===========     ===========


11. COMMITMENTS AND CONTINGENCIES:
    ------------------------------

     The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company believes it is not presently a party to any litigation, the outcome of which would have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.