Form 10QSB
period 2001-03-31
PORTLAND BREWING CO /OR/
filed 2001-05-14
CIK 943658

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 1O-QSB



              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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


The number of shares outstanding of the Registrant's Common Stock as of May 10, 2001 was 5,000,514 shares.


Transitional Small Business Disclosure Format (check one):  Yes [X]    No [  ]

                            PORTLAND BREWING COMPANY
                                   FORM 10-QSB
                                      INDEX

PART I   FINANCIAL INFORMATION                                                               Page
-------------------------------                                                              ----

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 2001 and December 31, 2000                    3

         Consolidated Statements of Operations - Three Months ended March 31, 2001 and 2000    4

         Consolidated Statements of Cash Flows - Three Months ended March 31, 2001 and 2000    5

         Notes to Consolidated Financial Statements                                            6

Item 2.  Management's Discussion and Analysis or Plan of Operation                             8


PART II  OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K                                                      11

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                       ASSETS
                                       ------
CURRENT
                                                                                          March 31,     December 31,
ASSETS:                                                                                      2001           2000
                                                                                            -----           ----
  Cash                                                                                  $    54,413    $    35,693
  Accounts receivable, net of allowance of $21,357 (2001) and $20,285 (2000)              1,018,652        885,632
  Inventories                                                                             1,177,084      1,050,964
  Prepaid assets                                                                            204,852        139,853
                                                                                        -----------    -----------
          Total current assets                                                            2,455,001      2,112,142

Property and equipment, net of accumulated depreciation of $5,205,652 (2001)              6,155,287      6,401,146
    and $4,981,393 (2000)
Other assets, net                                                                           785,496        808,177
                                                                                        -----------    -----------
          Total assets                                                                  $ 9,395,784    $ 9,321,465
                                                                                        ===========    ===========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Line of credit                                                                         $   626,932    $   750,752
 Current portion of long-term debt                                                           26,779         26,779
 Accounts payable                                                                         2,007,805      1,506,490
 Customer deposits held                                                                     127,790        138,559
 Accrued payroll                                                                            165,145        160,892
 Other accrued liabilities                                                                  123,664        137,021
                                                                                        -----------    -----------
          Total current liabilities                                                       3,078,115      2,720,493

Long-term debt, less current portion                                                      2,535,904         43,217
Stockholder term loan                                                                             -      2,500,000
Other long-term liabilities                                                                  30,000         42,500

Series A Redeemable Convertible Preferred Stock, $52 par value, 10,000 shares authorized, 5,770 shares issued and outstanding, liquidation preference of
   of $300,040                                                                              300,040        300,040

STOCKHOLDERS' EQUITY:
  Common stock, no par value, 25,000,000 shares authorized
    shares issued and outstanding: 5,000,514 (2001), 4,995,014 (2000)                     8,167,290      8,164,320
  Accumulated deficit                                                                    (4,715,565)    (4,449,105)
                                                                                        -----------    -----------
          Total stockholders' equity                                                      3,451,725      3,715,215
                                                                                        -----------    -----------
          Total liabilities and stockholders' equity                                    $ 9,395,784    $ 9,321,465
                                                                                        ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                            Three Months Ended March 31,
                                         -----------------------------------
                                             2001                 2000
                                         --------------      ---------------

Sales                                       $3,007,740          $2,894,320
Less- excise tax                               128,245             160,468
                                            -----------         -----------
          Net sales                          2,879,495           2,733,852

Cost of sales                                2,082,045           1,877,650
                                            -----------         ----------

Gross profit                                   797,450             856,202

General and administrative expenses            404,410             387,244
Sales and marketing expenses                   573,084             643,238
                                            -----------         -----------

Loss from operations                          (180,044)           (174,280)

Interest expense                               (74,486)            (62,462)
Other income (expense), net                    (11,930)              7,190
                                            -----------         -----------
          Total other expense, net             (86,416)            (55,272)

Net loss                                    $ (266,460)         $ (229,552)
                                            ===========         ===========


Basic and diluted net loss per share        $    (0.05)         $    (0.05)
                                            ===========         ===========

Shares used in per share calculations        5,000,514           4,694,714
                                            ===========         ===========














The accompanying notes are an integral part of these consolidated financial statements.

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                     2001             2000
                                                                 -----------      -----------
Cash flows relating to operating activities:
  Net loss                                                       $(266,460)       $ (229,552)
  Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
      Depreciation                                                  224,260           221,658
      Amortization                                                   61,327            48,415
      Loss (gain) on sale of assets                                                    (8,275)
                                                                     150
      Increase in:
        Accounts receivable                                        (133,020)         (328,034)
        Inventories                                                (126,120)         (186,774)
        Prepaid assets                                              (64,999)          (31,197)
        Other assets                                                (18,646)          (43,092)
      (Decrease) increase in:
        Accounts payable                                            501,315           397,175
        Customer deposits held                                     (10,769)             9,362
        Accrued payroll and other accrued liabilities               (9,104)            19,020
        Other long-term liabilities                                (12,500)                 -
                                                                  ----------       -----------
          Net cash provided by (used in) operating activities      145,434           (131,294)

Cash flows relating to investing activities:
  Purchase of property and equipment                                (19,901)         (209,128)
  Proceeds from sale of property and equipment                       21,350             8,275
  Acquisition, net of cash paid                                            -         (150,000)
                                                                  ----------       -----------
        Net cash provided by (used in) investing activities            1,449         (350,853)

Cash flows relating to financing activities:
  Net (repayments) borrowings under line of credit                (123,820)            96,234
  Issuance of long term debt                                              -            27,720
  Proceeds from stockholders' loans                                       -           400,000
  Repayments of long term debt                                      (5,003)           (8,587)
  Payments of finance lease liabilities                             (2,310)
                                                                                       -
  Proceeds from sale of common stock                                  2,970
                                                                                       -
                                                                  ----------       -----------
        Net cash (used in) provided by financing activities       (128,163)           515,367

Net increase in cash                                                 18,720            33,220

Cash, beginning of period                                            35,693           103,006
                                                                  ----------       -----------
Cash, end of period                                              $   54,413       $   136,226
                                                                  ==========       ===========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                     $   74,486       $    62,462

Supplemental disclosure of noncash information:
   Common stock issued in connection with acquisition            $        -       $   486,000


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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. This quarterly report should be read in conjunction with such Annual Report.

Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2001, or any portion thereof.


2. Comprehensive Loss

The Company has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes requirements for disclosure of comprehensive income (loss). Comprehensive loss did not differ from reported net loss in the periods presented.

3. Net Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share for all periods presented is the same as basic net loss per share since all potential dilutive securities are excluded because they are antidilutive.

The dilutive effect of stock options outstanding for the purchase of 302,150 and 360,300 shares at March 31, 2001 and 2000, respectively, and warrants outstanding for the purchase of 87,697.5 shares at March 31, 2001 and 2000 were not included in loss per share calculations, because to do so would have been antidilutive.

4.  Inventories

Inventories are stated at the lower of average cost, which approximates the first-in, first-out (FIFO) method, or market and include materials, labor and manufacturing overhead. Inventories consist of the following:

                                           March 31,              Dec. 31,
                                              2001                  2000
                                          -------------     --- -------------

Raw materials                          $       547,028       $       480,045
Work-in-process                                215,589               159,898
Finished goods                                 340,293               341,362
Merchandise                                     74,174                69,659
                                          -------------         -------------
                                       $     1,177,084       $     1,050,964
                                          =============         =============


5.  Segment Information

The Company is organized into three product-based segments: brewery operations, restaurant operations and hand truck manufacturing. The Company's brewery segment brews and sells specialty beer in its Portland, Oregon brewery which is sold to distributors and retail customers. The Company's restaurant, which adjoins its brewery, sells the Company's specialty beers along with lunch and dinner. Harco Products, Inc. produces hand trucks for various industrial uses.

All revenues are attributable to, and all long-lived assets are located in the United States, the Company's country of domicile. The basis of accounting for transactions between segments is based on the fair market value of the respective goods or services. Interest expense is considered a corporate expense and is not allocated to the three segments.

                                          Three months ended March 31,
                                         -----------------------------
                                              2001            2000
                                         -------------    ------------
Net Sales:
  Brewery                                $  2,416,376     $ 2,314,813
  Restaurant                                  431,680         395,738
Less: intersegment sales                      (76,056)        (78,130)
                                          ------------     -----------
    Subtotal                                2,772,000       2,632,421
  Harco Products                              107,495         101,431
                                          ------------     -----------
      Total net sales                    $  2,879,495     $ 2,733,852
                                          ============     ===========

Gross Profit:
  Brewery                                $    682,035     $   780,299
  Restaurant                                  110,171          82,996
   Less: intersegment gross profit            (38,915)        (45,569)
                                          ------------     -----------
                                              753,291         817,726
  Harco Products                               44,159          38,476
                                          ------------     -----------
      Total gross profit                 $    797,450     $   856,202
                                          ============     ===========

6. Acquisition


On January 31, 2000, the Company purchased certain assets (equipment and brands) from Saxer Brewing Company ("Saxer") for 900,000 shares of the Company's common stock, $150,000 cash and a three-year agreement to pay certain amounts based on barrel sales of the Saxer and Nor'wester brands, such amount secured by the Saxer and Nor'wester brands. In connection with this purchase, the Company recorded intangible assets of approximately $798,000, representing the fair value of trademarks and brand names purchased from Saxer, which are being amortized on a straight-line basis over five years. Also in connection with this purchase, the Company recorded a liability of $200,000 representing the minimum payments to be made over a three-year period based on barrel sales of the Saxer and Nor'wester brands.


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

Results of Operations

Three months ended March 31, 2001 and 2000

Net sales in the first quarter of 2001 increased 5% to $2,879,495 from $2,733,852 in the first quarter of 2000. Net sales from brewery operations increased 4% to $2,416,376 in the first quarter of 2001 from $2,314,183 in the first quarter of 2000, primarily as a result of increased volume. Shipments increased 4% to 15,345 barrels in the first quarter of 2001 from 14,725 barrels in the first quarter of 2000. Net sales from restaurant operations increased 9% to $431,680 in the first quarter of 2001 from $395,738 in the first quarter of 2000. The increase in restaurant sales in the first quarter of 2001 was attributable to increased volume resulting from promotional programs, and to a lesser extent, certain price increases. Net sales of Harco Products in the first quarter of 2001 increased 6% to $107,495 from $101,431 in the first quarter 2000.

Gross profit decreased 7% to $797,450 (28% of net sales) in the first quarter of 2001 from $856,202 (31% of net sales) in the first quarter of 2000. Gross profit from brewery operations decreased to 28% of brewery net sales in the first quarter of 2001 from 34% of brewery net sales in the first quarter of 2000, primarily as a result of sales mix weighted to the packaged products, which have higher sales per barrel but lower gross profit margins. Gross profit from restaurant operations increased to 26% of restaurant sales in the first quarter of 2001 from 21% of restaurant sales in the first quarter of 2000, primarily as a result of increased volume and to a lesser extent, certain price increases. Gross profit from Harco Products increased to 41% of net sales in the first quarter of 2001 from 38% of net sales in the first quarter of 2000.

General and administrative expenses increased 4% to $404,410 (14% of net sales) in the first quarter of 2001 from $387,244 (14% of net sales) in the first quarter of 2000.

Sales and marketing expenses decreased 11% to $573,084 (20% of net sales) in the first quarter of 2001 from $643,238 (24% of net sales) in the first quarter of 2000, primarily as a result of restructuring the sales force.

Interest expense increased to $74,486 in the first quarter of 2001 from $62,462 in the first quarter of 2000, as a result of increased borrowings used to support working capital and the Saxer and Nor'wester brand acquisitions.

Liquidity and Capital Resources

The Company requires capital principally to fund its working capital needs. The Company has met its capital requirements through bank borrowings, loans from shareholders and the private and public sale of its Common Stock.

In 1998, the Company obtained a $2,100,000 term loan from the MacTarnahan Limited Partnership ("MacTarnahan"), a shareholder. This $2,100,000 term loan was secured by receivables, inventory, equipment and general intangibles of the Company, with interest at a per annum rate equal to the prime lending rate of the Bank of the Northwest plus 1%. The term loan required interest only payments with the total balance due upon maturity. On January 31, 2000, the principal amount of the term loan was increased to $2,500,000 and the maturity date was extended from January 31, 2000 to April 1, 2001. In February 2001, the Company refinanced the $2,500,000 term loan with Western Bank. This new term loan is secured by the Company's assets and guaranteed by certain of the Company's shareholders, including MacTarnahan. The maturity date of the replacement term loan is August 2, 2001, with an extension of 90 days. The interest rate is equal to the prime lending rate of Western Bank plus 0.5% (8.5% at March 31, 2001). The Company expects to place the debt permanently with a financial institution by August 2, 2001. If the Company is unable to obtain a term loan, the guarantors will be required to assume the debt or secure the debt with income producing commercial properties so that the loan may be amortized within the lender's underwriting standards. In addition, to the extent the Company is unable to refinance the $2,500,000 term loan on or before maturity, MacTarnahan has entered into a binding commitment to repay or purchase the term loan and refinance the loan for at least a 12 month period with a 5 year amortization at market rates, secured by the assets of the Company and subject to customary financial covenants. Accordingly the debt has been classified as long-term as of December 31, 2000 and as of March 31, 2001.

In 1998, the Company offered several of its trade creditors the option of receiving a discounted amount of cash immediately or the entire amount owed to them to be paid over a five-year period. As a result, the Company issued notes in the aggregate principal amount of $148,065 to trade creditors, of which $44,203 was outstanding at March 31, 2001. The notes bear interest at 6% per annum and mature on September 1, 2003. Payments under the notes are due in equal monthly payments of principal and interest.

The Company has a $1,000,000 revolving line of credit ("Revolving Line") with Western Bank, under which $626,932 and $750,752 was outstanding at March 31, 2001 and December 31, 2000, respectively. The Revolving Line is secured by certain of the Company's assets and is guaranteed by certain of the Company's shareholders. Interest is payable monthly at a per annum rate equal to prime rate plus 1% (9.0% at March 31, 2001). The expiration date is June 1, 2001. The Company expects to renew the Revolving Line under similar terms. The Revolving Line contains certain covenants including restrictions on additional indebtedness and payment of dividends without the permission of the lender. The Company was in compliance with all covenants at March 31, 2001.

Accounts receivable increased $133,020 in the first quarter of 2001, primarily as a result of increased sales from the preceding quarter. Inventories increased $126,120 in the first quarter of 2001, also primarily as a result of increased sales. Accounts payable increased $501,315 as a result of increases in accounts receivable, inventory, and prepaid assets, and a decrease in the amount outstanding under the Revolving Line.

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

Operating Losses. The Company experienced significant operating losses during the past four years, and has continued to incur losses in the first quarter of 2001. Operating results have fluctuated and may continue to fluctuate as a result of many factors including lower sales volumes and selling prices, increased depreciation and other fixed operating costs as a percent of sales during periods when the Company's brewery is operating at less than full capacity, changes in product mix, increased selling and marketing costs incurred as the Company protects its business in existing markets, and increased transportation costs.

Purchase of Assets from Saxer Brewing Company. In January 2000 the Company purchased inventory, equipment and the Saxer and Nor'wester brands from Saxer Brewing Company. In March 2000 the Company began production of these brands at its Portland brewery. The production and distribution of the Saxer and Nor'wester brands required additional working capital. The Company also agreed to pay certain amounts based on barrel sales of the Saxer and Nor'wester brands, subject to a minimum annual payment. In 2000, since barrel sales of the Saxer and Nor'wester brands were below the minimum barrel threshold, the amount was the minimum annual payment. In 2000, a payment of $90,000 was made and in the first quarter 2001 an additional payment of $30,000 was paid. There are no assurances that the production and distribution of the Saxer and Nor'wester brands will provide sufficient cash flow from operations to accommodate the increased working capital needs and repayment of the increased debt.

Ability to Refinance or Retire Outstanding Debt. The Company has a term loan with Western Bank, secured by the Company's assets and guaranteed by certain of the Company's shareholders, which matures on August 2, 2001, with an extension of 90 days. The intent of this financing is to provide financing on a short-term basis followed by an amortized term loan once the guarantors determine the nature of the collateral that will secure the loan, with longer amortization schedules provided for real estate collateral. The Company expects to place the debt permanently with a financial institution by August 2, 2001. If the Company is unable to obtain a term loan on or before maturity, the guarantors will be required to assume the debt or secure the debt with income producing commercial properties so that the loan may be amortized within the lender's underwriting standards. In addition, to the extent the Company is unable to refinance the $2,500,000 term loan, MacTarnahan has entered into a binding committment to repay or purchase the term loan and refinance the loan for at least a 12 month period with a 5 year amortization at market rates, secured by the assets of the Company and subject to customary financial covenants. Accordingly the debt has been classified as long-term as of March 31, 2001 and December 31, 2000.

The Company has a $1,000,000 Revolving Loan expiring on June 1, 2001 which the Company expects to refinance under similar terms. The Company's working capital requirements over the next year are expected to be met partially from cash flow through operations, funds available under the Revolving Line and, if appropriate and available, additional equity offerings and/or borrowings from other lenders. The Company has a letter of commitment from MacTarnahan to provide up to $500,000 in the form of debt or equity to fund operations through December 31, 2001, to the extent the Company incurs working capital deficiencies.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits included herein:

          Number         Number
          (1-A)         (S-B 601)                   Description
          ------        ---------       ----------------------------------------


           None


(b) No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of May, 2001.

                                   PORTLAND BREWING COMPANY


     Signature                              Title
     ---------                              -----

     /s/ JANET N. GOLDEN                   Controller
     --------------------
     Janet N. Golden                       (Principal Accounting Officer)