Form 10QSB
period 2001-06-30
PORTLAND BREWING CO /OR/
filed 2001-08-13
CIK 943658

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 1O-QSB



              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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


The number of shares outstanding of the Registrant's Common Stock as of August 3, 2001 was 5,000,514 shares.


Transitional Small Business Disclosure Format (check one):  Yes [X]    No [  ]

                            PORTLAND BREWING COMPANY
                                   FORM 10-QSB
                                      INDEX

PART I    FINANCIAL INFORMATION                                                  Page
-------------------------------                                                  ----
     Item 1.  Financial Statements

              Consolidated Balance Sheets - June 30, 2001 and December 31, 2000    3

              Consolidated Statements of Operations -Three and Six Months
              Ended June 30, 2001 and 2000                                          4

              Consolidated Statements of Cash Flows - Six Months
              Ended June 30, 2001 and 2000                                          5

              Notes to Consolidated Financial Statements                            6

     Item 2.  Management's Discussion and Analysis                                  8


PART II    OTHER INFORMATION
----------------------------

     Item 6.  Exhibits and Reports on Form 8-K                                     12

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                       (Unaudited)
                                                                                          June 30,     December 31,
                                       ASSETS                                              2001           2000
                                       ------                                              -----          ----
CURRENT ASSETS:
  Cash                                                                                  $   15,782     $   35,693
  Accounts receivable, net of allowance of $44,812 (2001) and $20,285 (2000)             1,075,984        885,632
  Inventories                                                                            1,014,697      1,050,964
  Prepaid assets                                                                           262,964        139,853
                                                                                       -----------    -----------
          Total current assets                                                           2,369,427      2,112,142

Property and equipment, net of accumulated depreciation of $5,428,836 (2001)             5,959,709      6,401,146
    and $4,981,392 (2000)
Other assets, net                                                                          749,290        808,177
                                                                                       -----------    -----------
          Total assets                                                                  $9,078,426     $9,321,465
                                                                                       ===========    ===========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Line of credit                                                                         $  802,180    $   750,752
 Current portion of long-term debt                                                          26,779         26,779
 Accounts payable                                                                        1,539,392      1,506,490
 Customer deposits held                                                                    133,323        138,559
 Accrued payroll                                                                           194,669        160,892
 Other accrued liabilities                                                                 154,660        137,021
                                                                                       -----------    -----------
          Total current liabilities                                                      2,851,003      2,720,493

Long-term debt, less current portion                                                     2,528,590         43,217
Stockholder term loan                                                                            -      2,500,000
Other long-term liabilities                                                                 17,500         42,500

Series A Redeemable Convertible Preferred Stock, $52 par value, 10,000 shares
   Authorized, 5,770 shares issued and outstanding, liquidation preference of
   $300,040                                                                                300,040        300,040

STOCKHOLDERS' EQUITY:
  Common stock, no par value, 25,000,000 shares authorized
    shares issued and outstanding: 5,000,514 (2001), 4,995,014 (2000)                    8,167,290      8,164,320
  Accumulated deficit                                                                   (4,785,997)    (4,449,105)
                                                                                       -----------    -----------
          Total stockholders' equity                                                     3,381,293      3,715,215
                                                                                       -----------    -----------
          Total liabilities and stockholders' equity                                    $9,078,426     $9,321,465
                                                                                       ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three months ended                      Six months ended
                                                    March 31, 31, 31,                      March 31, 31, 31,
                                                         June 30,                               June 30,
                                             ---------------------------------    -----------------------------------
                                                 2001               2000               2001                2000
                                             --------------    ---------------    ---------------     ---------------
  Sales                                    $     3,215,406     $    3,529,382    $     6,223,146     $     6,423,702
  Less-excise tax                                 (105,220)          (187,355)          (233,465)           (347,823)
                                              -------------       ------------      -------------       -------------
    Net sales                                    3,110,186          3,342,027          5,989,681           6,075,879

  Cost of sales                                  2,234,805          2,377,659          4,316,850           4,255,309
                                              -------------       ------------      -------------       -------------

  Gross profit                                     875,381            964,368          1,672,831           1,820,570

  General and administrative expenses              413,250            414,279            817,660             801,523

  Sales and marketing expenses                     486,486            691,539          1,059,570           1,334,777



                                              -------------       ------------      -------------       -------------

     Loss from operations                          (24,355)          (141,450)          (204,399)           (315,730)

  Interest expense                                 (67,523)           (84,311)          (142,009)           (146,773)
  Other income (expense), net                       21,448            (11,608)             9,518              (4,418)
                                              -------------       ------------      -------------       -------------
     Total other expense, net                      (46,075)           (95,919)          (132,491)           (151,191)

        Net loss                           $       (70,430)    $     (237,369)   $      (336,890)    $      (466,921)
                                              =============       ============      =============       =============

     Basic and diluted net loss per share  $        (0.01)    $        (0.05)    $        (0.07)     $        (0.10)
                                              =============       ============      =============       =============

     Shares used in per share
        calculations:                            4,999,903          4,995,014          4,997,445           4,845,014
                                              =============       ============      =============       =============




















The accompanying notes are an integral part of these consolidated financial statements.

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Six Months Ended June 30,
                                                                   ----------------------------------
                                                                       2001                2000
                                                                   --------------      --------------
Cash flows relating to operating activities:
  Net loss                                                         $     (336,890)     $     (466,921)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation                                                        447,444             442,140
      Amortization                                                        107,032             114,208
      Gain on sale of assets                                                  (90)            (12,074)
      (Increase) decrease in:
        Accounts receivable                                              (190,352)           (496,556)
        Inventories                                                        36,267            (439,283)
        Prepaid assets                                                   (123,111)            (89,134)
        Other assets                                                      (28,145)            (60,354)
      (Decrease) increase in:
        Accounts payable                                                   32,902             710,965
        Accrued payroll and other accrued liabilities                      51,414               7,616
        Customer deposits held                                             (5,236)            144,703
        Other long-term liabilities                                       (25,000)              -
                                                                      ------------        ------------
          Net cash used in operating activities                           (33,765)           (144,690)
                                                                      ------------        ------------

Cash flows relating to investing activities:
  Purchase of property and equipment                                      (47,267)           (303,113)
  Proceeds from sale of property and equipment                             21,350              12,074
  Acquisition, net of cash paid                                             -                (289,918)
                                                                      ------------        ------------
          Net cash used in investing activities                           (25,917)           (580,957)
                                                                      ------------        ------------

Cash flows relating to financing activities:
   Net borrowing under line of credit                                      51,428             313,704
   Issuance of long-term debt                                               -                  27,720
   Repayments of long-term debt                                           (10,007)            (49,485)
   Payments of finance lease liabilities                                   (4,620)              -
   Proceeds from stockholders' loans                                        -                 400,000
   Proceeds from issuance of common stock                                   2,970               -
                                                                      ------------        ------------
        Net cash provided by financing activities                          39,771             691,939
                                                                      ------------        ------------

Net decrease in cash                                                      (19,911)            (33,708)

Cash, beginning of period                                                  35,693             103,006
                                                                      ------------        ------------
Cash, end of period                                                $       15,782      $       69,298
                                                                      ============        ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                       $      142,009      $      146,773
Supplemental disclosure of noncash information:
     Common stock issued in connection with acquisition                    -           $      486,000
     Increase in goodwill for adjustment to asset acquisition      $       20,000              -

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

Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2001, or any portion thereof.

2.  Net Loss Per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share for all periods presented is the same as basic net loss per share since all potential dilutive securities are excluded because they are antidilutive.

The dilutive effect of stock options outstanding for the purchase of 287,900 and 373,800 shares at June 30, 2001 and 2000, respectively, warrants outstanding for the purchase of 87,697 shares at June 30, 2001 and 2000, and 577,000 shares of common stock into which the outstanding Series A Redeemable Convertible Preferred Stock are convertible were not included in loss per share calculations, because to do so would have been antidilutive.


3.  Inventories

Inventories are stated at the lower of average cost, which approximates the first-in, first-out (FIFO) method, or market and include materials, labor and manufacturing overhead. Inventories consist of the following:

                                            June 30,              Dec. 31,
                                              2001                   2000
                                          -------------     --- -------------

Raw materials                          $       529,609       $       480,045
Work-in-process                                200,485               159,898
Finished goods                                 223,048               341,362
Merchandise                                     61,555                69,659
                                          -------------         -------------
                                       $     1,014,697       $     1,050,964
                                          =============         =============

4.  Segment Information

The Company is organized into three product-based segments: brewery operations, restaurant operations and hand truck manufacturing. The Company's brewery segment brews and sells specialty beer in its Portland, Oregon brewery which is sold to distributors and retail customers. The Company's restaurant, which adjoins its brewery, sells the Company's specialty beers along with lunch and dinner. Harco Products, Inc., produces and sells hand trucks for various industrial uses.

All revenues are attributable to, and all long-lived assets are located in the United States, the Company's country of domicile. The basis of accounting for transactions between segments is based on the fair market value of the respective goods or services. Interest expense is considered a corporate expense and is not allocated to the three segments.

In the six months ended June 30, 2001, two distributors represented 39% and 13% respectively, of net sales. In the six months ended June 30, 2000, two distributors represented 36% percent and 14% respectively, of net sales.

                                       Three months ended June 30,                Six months ended June 30,
                                   -------------------------------------    ---------------------------------------
                                         2001                2000                 2001                 2000
                                   -----------------    ----------------    -----------------    ------------------
Net Sales:
  Brewery                          $      2,612,075     $     2,861,837     $      5,028,451     $       5,176,650
  Restaurant                                488,480             457,833              920,160               853,571
   Less:  inter-segment sales               (77,184)            (78,215)            (153,240)             (156,345)
                                      --------------      --------------       --------------       ---------------
    Subtotal                              3,023,371           3,241,455            5,795,371             5,873,876
Harco Products                               86,815             100,572              194,310               202,003
                                      --------------      --------------       --------------       ---------------
  Total net sales                  $      3,110,186     $     3,342,027     $      5,989,681     $       6,075,879
                                      ==============      ==============       ==============       ===============

Gross Profit:
  Brewery                          $        751,120     $       859,044     $      1,433,155     $       1,639,343
  Restaurant                                137,646             102,989              247,817               185,985
   Less:  inter-segment
                gross profit                (42,522)            (43,151)             (81,437)              (88,720)
                                      --------------      --------------       --------------       ---------------
Subtotal                                    846,244             918,882            1,599,535             1,736,608
Harco Products                               29,137              45,486               73,296                83,962
                                      --------------      --------------       --------------       ---------------
Total gross profit                 $        875,381     $       964,368     $      1,672,831     $       1,820,570
                                      ==============      ==============       ==============       ===============



5. Acquisitions

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

Results of Operations

Second Quarter and Six Months ended June 30, 2001 and 2000

Net Sales. Net sales in the second quarter of 2001 decreased 7% to $3,110,186 from $3,342,027 in the second quarter of 2000, and decreased 1% to $5,989,681 from $6,075,879 in the first six months of 2000.

Net sales from brewery operations decreased 9% to $2,612,075 in the second quarter of 2001 from $2,861,837 in the second quarter of 2000, and decreased 3% to $5,028,451 in the first six months of 2001 from $5,176,650 in the first six months of 2000. This was primarily a result of a reduction in products and packages to streamline the portfolio in light of continued stiff competition for shelf space and tap handles. Shipments decreased 12% to 16,296 barrels in the second quarter of 2001 from 18,580 barrels in the second quarter of 2000. Shipments decreased 5% to 31,641 barrels in the first six months of 2001 from 33,305 barrels in the first six months of 2000.

Net sales from restaurant operations increased 7% to $488,480 in the second quarter of 2001, from $457,833 in the second quarter of 2000, and increased 8% to $920,160 in the first six months of 2001, from $853,571 in the first six months of 2000. The increase in restaurant sales in 2001 was attributable to increased volume resulting from promotional programs, and to a lesser extent, certain price increases.

Net sales of Harco Products decreased 14% to $86,815 in the second quarter of 2001 from $100,572 in the second quarter of 2000, and decreased 4% to $194,310 in the first six months of 2001 from $202,003 in the first six months of 2000. The shortfall in sales is attributed to an uncertain economy coupled with the elimination of outside sales staff and competition in the marketplace.

Gross Profit. Gross profit decreased 9% to $875,381 (28% of net sales) in the second quarter of 2001 from $964,368 (29% of net sales) in the second quarter of 2000, and decreased 8% to $1,672,831 (28% of net sales) in the first six months of 2001 from $1,820,570 (30% of net sales) in the first six months of 2000.

Gross profit from brewery operations decreased to 29% of brewery net sales in the second quarter of 2001 from 30% of brewery net sales in the second quarter of 2000, and decreased to 28% of brewery net sales in the first six months of 2001 from 32% of brewery net sales in the first six months of 2000. The decreases were the result of lower capacity utilization as a result of reducing packages and products in response to the increasingly competitive market. Additionally, an increase in contract brewing and packaging arrangements, which have lower gross margins than the Company's branded products, served to reduce margins downward.

Gross profit from restaurant operations increased to 28% of restaurant sales in the second quarter of 2001 from 23% of restaurant sales in the second quarter of 2000, and increased to 27% of restaurant sales in the first six months of 2000 from 22% of restaurant sales in the first six months of 2000. The increase in both the second quarter and the first six months of 2001 were a result of increased volume and resulting fixed cost recovery.

Gross profit of Harco Products decreased 36% to $29,137 (33% of net sales) in the second quarter of 2001 from $45,486 in the second quarter 2000 and decreased 13% to $73,296 (38% of net sales) in the first six months of 2001 from $83,962 in the first six months of 2000. The decrease is a result of an inventory adjustment in the second quarter of 2001 and lower fixed cost recovery in response to decreased sales.

General and Administrative Expenses. General and administrative expenses decreased 1% to $413,250 (13% of net sales) in the second quarter of 2001 from $414,279 (12% of net sales) in the second quarter of 2000, and increased 2% to $817,660 (14% of net sales) in the first six months of 2001 from $801,523 (13% of net sales) in the first six months of 2000.

Sales and Marketing Expenses. Sales and marketing expenses decreased 30% to $486,486 (16% of net sales) in the second quarter of 2001 compared to $691,539 (21% of net sales) in the second quarter of 2000, and decreased 21% to $1,059,570 (18% of net sales) in the first six months of 2001 compared to $1,334,777 (22% of net sales) in the first six months of 2000. The decreases are primarily the result of realigning the sales and marketing budgets in the light of expected lower sales and reduced product and package facings available in a highly competitive marketplace.

Interest Expense. Interest expense decreased to $67,523 in the second quarter of 2001 from $84,311 in the second quarter of 2000, and decreased to $142,009 in the first six months of 2001 from $146,773 in the first six months of 2000. The decreases were a result of a reduction in interest rates on outstanding debt during 2001.

Liquidity and Capital Resources

The Company requires capital principally to fund its working capital needs. The Company has met its capital requirements through cash flow from operations, bank borrowings, loans from shareholders and the private and public sale of its Common Stock.

In 1998, the Company obtained a $2,100,000 term loan from the MacTarnahan Limited Partnership ("MacTarnahan"), a shareholder. This $2,100,000 term loan was secured by receivables, inventory, equipment and general intangibles of the Company, with interest at a per annum rate equal to the prime lending rate of the Bank of the Northwest plus 1%. The term loan required interest only payments with the total balance due upon maturity. On January 31, 2000, the principal amount of the term loan was increased to $2,500,000 and the maturity date was extended from January 31, 2000 to April 1, 2001. In February 2001, the Company refinanced the $2,500,000 term loan with Western Bank. This new term loan is secured by the Company's assets and guaranteed by certain of the Company's shareholders, including MacTarnahan. The original maturity date of the replacement term loan was August 2, 2001, and has been extended to November 2, 2001. The interest rate is equal to the prime lending rate of Western Bank plus 0.5% (7.25% at June 30, 2001). The Company expects to place the debt permanently with a financial institution by November 2, 2001. If the Company is unable to obtain a term loan, the guarantors will be required to assume the debt or secure the debt with income producing commercial properties so that the loan may be amortized within the lender's underwriting standards. In addition, to the extent the Company is unable to refinance the $2,500,000 term loan on or before maturity, MacTarnahan has entered into a binding commitment to repay or purchase the term loan and refinance the loan for at least a 12 month period with a 5 year amortization at market rates, secured by the assets of the Company and subject to customary financial covenants. Accordingly the debt has been classified as long-term as of June 30, 2001 and December 31, 2000.

In 1998, the Company offered several of its trade creditors the option of receiving a discounted amount of cash immediately or the entire amount owed to them to be paid over a five-year period. As a result, the Company issued notes in the aggregate principal amount of $148,065 to trade creditors, of which $39,199 was outstanding at June 30, 2001. The notes bear interest at 6% per annum and mature on September 1, 2003. Payments under the notes are due in equal monthly payments of principal and interest.

The Company has a $1,000,000 revolving line of credit ("Revolving Line") with Western Bank, under which $802,180 and $750,752 were outstanding at June 30, 2001 and December 31, 2000, respectively. The Revolving Line is secured by certain of the Company's assets and is guaranteed by certain of the Company's shareholders. Interest is payable monthly at a per annum rate equal to prime rate plus 1% (7.75% at June 30, 2001). The expiration date of June 1, 2001 has been extended to August 1, 2002 with an increased availability of $1,200,000. The Company expects to renew the Revolving Line under similar terms. The Revolving Line contains certain covenants including restrictions on additional indebtedness and payment of dividends without the permission of the lender. The Company was in compliance with all covenants at June 30, 2001.

Accounts receivable increased 21% to $1,075,984 in the first six months of 2001, primarily as a result of increased sales in June 2001 compared to December 2000. Inventories decreased 3% to $1,014,697 in the first six months of 2001, primarily as a result of increased sales and a realignment of products and packages offered. Accounts payable increased 2% to $1,539,392 in the first six months of 2001.


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

Operating Losses. The Company experienced significant operating losses during the past four years, and has continued to incur losses in the first six months of 2001. Operating results have fluctuated and may continue to fluctuate as a result of many factors including lower sales volumes and selling prices, increased depreciation and other fixed operating costs as a percent of sales during periods when the Company's brewery is operating at less than full capacity, changes in product mix, increased selling and marketing costs incurred as the Company protects its business in existing markets, and increased transportation costs.

Purchase of Assets from Saxer Brewing Company. In January 2000 the Company purchased inventory, equipment and the Saxer and Nor'wester brands from Saxer Brewing Company. In March 2000 the Company began production of these brands at its Portland brewery. The production and distribution of the Saxer and Nor'wester brands required additional working capital. The Company also agreed to pay certain amounts based on barrel sales of the Saxer and Nor'wester brands, subject to a minimum annual payment. In 2000, since barrel sales of the Saxer and Nor'wester brands were below the minimum barrel threshold, the amount was the minimum annual payment. In 2001, a payment of $90,000 was made and in the first six months 2001 an additional payment of $42,500 was paid. There are no assurances that the production and distribution of the Saxer and Nor'wester brands will provide sufficient cash flow from operations to accommodate the increased working capital needs and repayment of the increased debt.

Ability to Refinance or Retire Outstanding Debt. The Company has a term loan with Western Bank, secured by the Company's assets and guaranteed by certain of the Company's shareholders, which originally matured on August 2, 2001, and has been extended to November 2, 2001. The intent of this financing is to provide financing on a short-term basis followed by an amortized term loan once the guarantors determine the nature of the collateral that will secure the loan, with longer amortization schedules provided for real estate collateral. The Company expects to place the debt permanently with a financial institution by November 2, 2001. If the Company is unable to obtain a term loan on or before maturity, the guarantors will be required to assume the debt or secure the debt with income producing commercial properties so that the loan may be amortized within the lender's underwriting standards. In addition, to the extent the Company is unable to refinance the $2,500,000 term loan, MacTarnahan has entered into a binding committment to repay or purchase the term loan and refinance the loan for at least a 12 month period with a 5 year amortization at market rates, secured by the assets of the Company and subject to customary financial covenants. Accordingly the debt has been classified as long-term as of June 30, 2001 and December 31, 2000.

Effective July 31, 2001, the Company has a $1,200,000 Revolving Loan which expires on August 1, 2002. The Company's working capital requirements over the next year are expected to be met partially from cash flow through operations, funds available under the Revolving Line and, if appropriate and available, additional equity offerings and/or borrowings from other lenders. The Company has a letter of commitment from MacTarnahan to provide up to $500,000 in the form of debt or equity to fund operations through December 31, 2001, to the extent the Company incurs working capital deficiencies.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits included herein:

None.

(b) No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of August, 2001.


                                    PORTLAND BREWING COMPANY



     Signature                              Title
     ---------                              -----

     /s/ JANET N. GOLDEN                   Controller
     --------------------                  (Principal Accounting Officer)
     Janet N. Golden