Form 10QSB
period 2001-09-30
PORTLAND BREWING CO /OR/
filed 2001-11-14
CIK 943658

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 1O-QSB



              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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


The number of shares outstanding of the Registrant's Common Stock as of November 13, 2001 was 9,855,822 shares.

Transitional Small Business Disclosure Format (check one):  Yes [X]    No [  ]

                            PORTLAND BREWING COMPANY
                                   FORM 10-QSB
                                      INDEX

PART I    FINANCIAL INFORMATION                                                     Page
-------------------------------                                                     ----
      Item 1.  Financial Statements

               Consolidated Balance Sheets - Sept. 30, 2001 and December 31, 2000     3

               Consolidated Statements of Operations -Three and Nine Months
               Ended Sept. 30, 2001 and 2000                                          4

               Consolidated Statements of Cash Flows - Nine Months
               Ended Sept. 30, 2001 and 2000                                          5

               Notes to Consolidated Financial Statements                             6

      Item 2.  Management's Discussion and Analysis                                   8


PART II    OTHER INFORMATION

      Item 2.  Changes in Securities                                                 12

      Item 4.  Submission of Matters to a Vote of Security Holders                   12

      Item 6.  Exhibits and Reports on Form 8-K                                      13


                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                         (Unaudited)
                                                                                       September 30,    December 31,
                                       ASSETS                                             2001          2000
                                       ------                                             ----          ----
CURRENT ASSETS:
  Cash                                                                                 $     33,134    $     35,693
  Accounts receivable, net of allowance of $51,441 (2001) and $20,285 (2000)              1,114,353         885,632
  Inventories                                                                             1,045,099       1,050,964
  Prepaid assets                                                                            202,183         139,853
                                                                                       -------------   -------------
          Total current assets                                                            2,394,769       2,112,142

Property and equipment, net of accumulated depreciation of $5,629,806 (2001)              5,813,142       6,401,146
    and $4,981,392 (2000)
Other assets, net                                                                           885,101         808,177
                                                                                       -------------   -------------
          Total assets                                                                   $9,093,012      $9,321,465
                                                                                       =============    ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Line of credit                                                                         $   482,616     $   750,752
 Current portion of long-term debt                                                           81,131          26,779
 Current portion of stockholders' term loan (Note 6)                                        250,000           -
 Accounts payable                                                                         1,124,295       1,506,490
 Customer deposits held                                                                     128,160         138,559
 Accrued payroll                                                                            156,192         160,892
 Other accrued liabilities                                                                  411,367         137,021
                                                                                       -------------   -------------
          Total current liabilities                                                       2,633,761       2,720,493

Long-term debt, less current portion                                                        149,666          43,217
Stockholder term loan, less current portion (Note 6)                                      1,450,000       2,500,000
Other long-term liabilities                                                                 216,802          42,500

Series A Redeemable Convertible Preferred Stock, $52 par value, 10,000 shares
   Authorized, 5,770 shares issued and outstanding, liquidation preference of
   $300,040                                                                                 300,040         300,040

STOCKHOLDERS' EQUITY:
  Common stock, no par value, 25,000,000 shares authorized
    shares issued and outstanding: 8,473,074 (2001), 4,995,014 (2000)                     9,141,484       8,164,320
  Accumulated deficit                                                                    (4,798,741)     (4,449,105)
                                                                                       -------------   -------------
          Total stockholders' equity                                                      4,342,743       3,715,215
                                                                                       -------------   -------------
          Total liabilities and stockholders' equity                                     $9,093,012      $9,321,465
                                                                                       =============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three months ended                     Nine months ended
                                                    March 31, 31, 31,                      March 31, 31, 31,
                                                      September 30,                          September 30,
                                             ---------------------------------    -----------------------------------
                                                 2001               2000               2001                2000
                                             --------------    ---------------    ---------------     ---------------
  Sales                                    $     3,311,264     $    3,635,196    $     9,534,410     $    10,058,898
  Less-excise tax                                 116,852            204,002            350,317              551,825
                                              -------------       ------------      -------------       -------------
    Net sales                                    3,194,412          3,431,194          9,184,093           9,507,073

  Cost of sales                                  2,254,264          2,608,364          6,571,114           6,863,673
                                              -------------       ------------      -------------       -------------

  Gross profit                                    940,148             822,830          2,612,979           2,643,400

  General and administrative expenses              351,484            419,112          1,169,144           1,220,635

  Sales and marketing expenses                     523,345            772,104          1,582,915           2,106,881
                                              -------------       ------------      -------------       -------------

     Gain (loss) from operations                     65,319          (368,386)          (139,080)           (684,116)

  Interest expense                                 (51,162)           (82,488)          (193,171)           (229,261)
  Other income (expense), net                      (26,903)           100,941            (17,385)             96,523
                                              -------------       ------------      -------------       -------------
     Total other expense, net                      (78,065)            18,453           (210,556)           (132,738)

        Net loss                           $       (12,746)    $     (349,933)   $     (349,636)     $     (816,854)
                                              =============       ============      =============       =============

     Basic and diluted net loss per share  $        (0.00)    $        (0.07)    $        (0.06)     $        (0.17)
                                              =============       ============      =============       =============

     Shares used in per share
        calculations:                           7,038,7565          4,995,314          5,685,359           4,895,014
                                              =============       ============      =============       =============




















The accompanying notes are an integral part of these consolidated financial statements.

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Nine Months Ended Sept. 30,
                                                                           ----------------------------------
                                                                               2001                2000
                                                                           --------------      --------------
Cash flows relating to operating activities:
  Net loss                                                                 $     (349,636)     $    (816,854)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation                                                                648,417            666,459
      Amortization                                                                162,280            177,795
      Gain on sale of assets                                                         (350)              (848)
      (Increase) decrease in:
        Accounts receivable                                                      (228,721)          (739,487)
        Inventories                                                                 5,865           (370,169)
        Prepaid assets                                                            (62,330)            30,084
        Other assets                                                              (36,462)              -
      (Decrease) increase in:
        Accounts payable                                                         (382,195)           840,155
        Accrued payroll and other accrued liabilities                             269,645             12,212
        Customer deposits held                                                    (10,399)            31,156
        Other long-term liabilities                                               174,302               -
                                                                              ------------       ------------
          Net cash from operating activities                                      190,416           (169,497)
                                                                              ------------       ------------

Cash flows relating to investing activities:
  Purchase of property and equipment                                             (102,153)          (444,877)
  Proceeds from sale of property and equipment                                     22,090             79,524
  Changes in other assets                                                            -               (75,491)
  Acquisition, net of cash paid                                                      -              (150,000)
                                                                              ------------       ------------
          Net cash from investing activities                                      (80,063)          (590,844)
                                                                              ------------       ------------

Cash flows relating to financing activities:
   Net borrowing under line of credit                                            (268,136)           344,898
   Issuance of long-term debt                                                        -                27,720
   Repayments of long-term debt                                                  (815,010)          (110,958)
   Payments of finance lease liabilities                                          (6,930)              -
   Proceeds from stockholders' loans                                                -                400,000
   Proceeds from issuance of common stock                                         977,164              -
                                                                              ------------       ------------

         Net cash provided by financing activities                               (112,912)           661,660
                                                                              ------------       ------------

Net decrease in cash                                                               (2,559)           (98,681)

Cash, beginning of period                                                          35,693            103,006
                                                                              ------------       ------------
Cash, end of period                                                        $       33,134      $       4,325
                                                                              ============       ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                               $      193,171      $     229,261
Supplemental disclosure of noncash information:
     Common stock issued in connection with acquisition                    $      977,164      $     486,000
     Increase in goodwill for adjustment to asset acquisition              $       20,000              -
     Increase in other assets for deposit on refinancing activity          $      182,741


The accompanying notes are an integral part of these consolidated financial statements.

                            PORTLAND BREWING COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

The accompanying interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. This quarterly report should be read in conjunction with such Annual Report.

Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2001, or any portion thereof.

2.  Net Loss Per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share for all periods presented is the same as basic net loss per share since all potential dilutive securities are excluded because they are antidilutive.

The dilutive effect of stock options outstanding for the purchase of 242,050 and 373,800 shares at September 30, 2001 and 2000, respectively, warrants outstanding for the purchase of 87,697 shares at September 30, 2001 and 2000, and 577,000 shares of common stock into which the outstanding Series A Redeemable Convertible Preferred Stock are convertible were not included in loss per share calculations, because to do so would have been antidilutive.


3.  Inventories

Inventories are stated at the lower of average cost, which approximates the first-in, first-out (FIFO) method, or market and include materials, labor and manufacturing overhead. Inventories consist of the following:

                                           Sept. 30,              Dec. 31,
                                              2001                   2000
                                          -------------     --- -------------

Raw materials                          $       508,118       $       480,045
Work-in-process                                232,486               159,898
Finished goods                                 258,350               341,362
Merchandise                                     46,145                69,659
                                          -------------         -------------
                                       $     1,045,099       $     1,050,964
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

In the nine months ended September 30, 2001, two distributors represented 34% and 14% respectively, of net sales. In the nine months ended September 30, 2000, two distributors represented 37% percent and 13% respectively, of net sales.

                                     Three months ended September 30,          Nine months ended September 30,
                                   -------------------------------------    ---------------------------------------
                                         2001                2000                 2001                 2000
                                   -----------------    ----------------    -----------------    ------------------
Net Sales:
  Brewery                          $      2,680,083     $     2,917,430     $      7,708,534     $       8,094,080
  Restaurant                                510,159             474,306            1,430,319             1,327,877
   Less:  inter-segment sales               (84,020)            (73,850)            (237,260)             (230,195)
                                      --------------      --------------       --------------       ---------------
    Subtotal                              3,106,222           3,317,886            8,901,593             9,191,762
Harco Products                               88,190             113,308              282,500               315,311
                                      --------------      --------------
                                                                               --------------       ---------------
  Total net sales                  $      3,194,412     $     3,431,194     $      9,184,093     $       9,507,073
                                      ==============      ==============       ==============       ===============

Gross Profit:
  Brewery                          $        799,347     $       725,575     $      2,232,502     $       2,364,918
  Restaurant                                142,919              92,402              390,736               278,387
   Less:  inter-segment
                Gross profit                (44,574)            (38,784)            (126,011)             (127,504)
                                      --------------      --------------       --------------       ---------------
Subtotal                                    897,692             779,193            2,497,227             2,515,801
Harco Products                               42,456              43,637              115,752               127,599
                                                                               --------------       ---------------
                                      --------------      --------------
Total gross profit                 $        940,148     $       822,830     $      2,612,979     $       2,643,400
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

6.  Stockholder Term Loan

On November 1, 2001, the Company replaced its Western Bank term debt (due in November 2001) with a new term loan of $1,700,000 from the MacTarnahan Limited Partnership ("MacTarnahan"). This loan ("MacTarnahan Term Loan") is a three year facility, secured with the Company's personal property (priority is subject to existing liens). Interest is payable monthly at a floating per annum rate of 1.25% above the prime rate published in the Wall Street Journal (Western Edition). Principal payments of not less than $15,000 are payable monthly and two additional principal payments of not less than $35,000 are payable semi-annually. As such, $250,000 of the term loan has been classified as a current liability at September 30, 2001. The principal may be prepaid at any time.


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

Results of Operations

Third Quarter and Nine Months ended September 30, 2001 and 2000

Net Sales. Net sales in the third quarter of 2001 decreased 7% to $3,194,412 from $3,431,194 in the third quarter of 2000, and decreased 3% to $9,184,093 from $9,507,073 in the first nine months of 2000.

Net sales from brewery operations decreased 8% to $2,680,083 in the third quarter of 2001 from $2,917,430 in the third quarter of 2000, and decreased 5% to $7,708,534 in the first nine months of 2001 from $8,094,080 in the first nine months of 2000. This was primarily a result of a reduction in products and packages to streamline the portfolio in light of continued stiff competition for shelf space and tap handles. Shipments decreased 13% to 17,010 barrels in the third quarter of 2001 from 19,598 barrels in the third quarter of 2000. Shipments decreased 8% to 48,904 barrels in the first nine months of 2001 from 52,903 barrels in the first nine months of 2000.

Net sales from restaurant operations increased 8% to $510,159 in the third quarter of 2001, from $474,306 in the third quarter of 2000, and increased 8% to $1,430,319 in the first nine months of 2001, from $1,327,877 in the first nine months of 2000. The increase in restaurant sales in 2001 was attributable to increased volume resulting from promotional programs, and to a lesser extent, certain price increases.

Net sales of Harco Products decreased 22% to $88,190 in the third quarter of 2001 from $113,308 in the third quarter of 2000, and decreased 10% to $282,500 in the first nine months of 2001 from $315,311 in the first nine months of 2000. The shortfall in sales is attributed to an uncertain economy coupled with the elimination of outside sales staff and increased competition in the marketplace. The Company hired a General Manager effective December 1, 2001 to drive sales and improve operations.

Gross Profit. Gross profit increased 14% to $940,148 (29.4% of net sales) in the third quarter of 2001 from $822,830 (23.9% of net sales) in the third quarter of 2000, and decreased 1% to $2,612,979 (28.5% of net sales) in the first nine months of 2001 from $2,643,400 (27.8% of net sales) in the first nine months of 2000.

Gross profit from brewery operations increased to 29.8% of brewery net sales in the third quarter of 2001 from 24.9% of brewery net sales in the third quarter of 2000, and decreased to 29.0% of brewery net sales in the first nine months of 2001 from 29.2% of brewery net sales in the first nine months of 2000. The improvement in gross profit in the third quarter was the result of reducing the complexity of packages and products in response to the increasingly competitive market and the resulting reduction in production management staff.

Gross profit from restaurant operations increased to 28.0% of restaurant sales in the third quarter of 2001 from 19.5% of restaurant sales in the third quarter of 2000, and increased to 27.3% of restaurant sales in the first nine months of 2000 from 21.0% of restaurant sales in the first nine months of 2000. The increase in both the third quarter and the first nine months of 2001 were a result of increased volume, increased efficiency and improvements in food and labor costs, resulting in improved fixed cost recovery.

Gross profit of Harco Products decreased 3% to $42,456 (48.1% of net sales) in the third quarter of 2001 from $43,637 in the third quarter 2000 and decreased 9% to $115,752 (41.0% of net sales) in the first nine months of 2001 from $127,599 in the first nine months of 2000.

General and Administrative Expenses. General and administrative expenses decreased 16% to $351,484 (11.0% of net sales) in the third quarter of 2001 from $419,112 (12.2% of net sales) in the third quarter of 2000, and decreased 4% to $1,169,144 (12.7% of net sales) in the first nine months of 2001 from $1,220,635 (12.8% of net sales) in the first nine months of 2000. The decreases are the result of continued cost cutting.

Sales and Marketing Expenses. Sales and marketing expenses decreased 32% to $523,345 (16.4% of net sales) in the third quarter of 2001 compared to $772,104 (22.5% of net sales) in the third quarter of 2000, and decreased 25% to $1,582,915 (17.2% of net sales) in the first nine months of 2001 compared to $2,106,881 (22.2% of net sales) in the first nine months of 2000. The decreases are primarily the result of realigning the sales and marketing budgets in light of expected lower sales and reduced product and package facings available in a highly competitive marketplace.

Interest Expense. Interest expense decreased to $51,162 in the third quarter of 2001 from $82,488 in the third quarter of 2000, and decreased to $193,171 in the first nine months of 2001 from $229,261 in the first nine months of 2000. The decreases were a result of a reduction in interest rates on outstanding debt, and a reduction in the total amount of debt outstanding during 2001.

Liquidity and Capital Resources

The Company requires capital principally to fund its working capital needs. The Company has met its capital requirements through cash flow from operations, bank borrowings, loans from shareholders and the private and public sale of its Common Stock.

In 1998, the Company obtained a $2,100,000 term loan from MacTarnahan, a shareholder. This $2,100,000 term loan was secured by receivables, inventory, equipment and general intangibles of the Company, with interest at a per annum rate equal to the prime lending rate of the Bank of the Northwest plus 1%. The term loan required interest only payments with the total balance due upon maturity. On January 31, 2000, the principal amount of the term loan was increased to $2,500,000 and the maturity date was extended from January 31, 2000 to April 1, 2001. In February 2001, the Company refinanced the $2,500,000 term loan with Western Bank. This new term loan was secured by the Company's personal property and guaranteed by certain of the Company's shareholders, including MacTarnahan. The original maturity date of the replacement term loan was August 2, 2001, and was extended to November 2, 2001. The interest rate was equal to the prime lending rate of Western Bank plus 0.5% (6.50% at September 30, 2001).

Effective as of July 31, 2001, the board of directors ratified, confirmed and adopted a recapitalization/reorganization plan for the Company which included the following elements: (a) re-forecasting and re-sizing the current operations;
(b) refinancing and increasing the revolving loan with Western Bank; (c) issuing common stock for the contribution of certain real property; (d) issuing common stock for the contribution of the brewery land, building and related equipment, and assumption of debt related to the brewery; and (e) re-financing the Company's term debt. The purposes of the recapitalization/reorganization plan were to obtain and stabilize short-term and long-term financing, lower operating costs and acquire capital assets which could be sold or used as collateral. Since the various transactions involved affiliates of the Company, the plan and certain transactions were approved by the board of directors after full disclosure of the material facts and determinations that the transactions were fair to the Company.

In 2001, the Company re-forecasted and re-sized the current operations by (a) discontinuing certain brands while continuing to increase its focus on its flagship "MacTarnahan's Amber Ale" and its family of unique brands; (b) down-sizing and implementing cost reductions; (c) outsourcing its accounting functions to Greenstead = Accounting Resource ("Greenstead"); and (d) restructuring its marketing and sales department. Greenstead is owned by affiliates of Tony Adams.

On August 9, 2001, Portland Brewing Building, L.L.C. ("PBB LLC") and Electra Partners Inc. ("Electra") contributed to the Company approximately 1.5 acres consisting of a parking lot and a 16,000 square foot building located between 29th and 30th on Industrial Avenue ("Parking Lot") in exchange for 3,472,560 shares of its common stock valued at $.25 per share. The Parking Lot was valued by using the ad valorum property tax assessment. The members of PBB LLC are MacTarnahan, Harmer Mill & Logging Supply Co. ("Harmer") and Electra. MacTarnahan and Harmer are owned by affiliates of Robert M. MacTarnahan and R. Scott MacTarnahan. Electra is owned by affiliates of Tony Adams.

On August 16, 2001, the Company sold the Parking Lot to an unrelated third party for $1,150,000 in cash and a 15-year easement to use 25 parking spaces without cost. The purchase price for the Parking Lot was determined through arms-length negotiations between the Company and the purchaser. The proceeds of the sale were used to reduce term debt and provide working capital.

On September 14, 2001, Western Bank and the Company entered into a loan for $182,741.25. This loan replaced the loan between Western Bank and PBB LLC, and was made in preparation for a transfer of certain real property and associated personal property (the "Brewery Property"). On October 12, 2001, PBB LLC contributed the Brewery Property to the Company in exchange for 1,382,748 shares of common stock, valued at $.25 per share, and the Company's assumption of indebtedness in the amount of $1,257,753.90 (which consists of the Western Bank loan described above, and indebtedness to Capital Crossings Bank) and secured by certain real and personal property. The real property was valued based on the ad valorum property tax assessment while the value of the personal property was determined by using PBB LLC's net book value.

On November 1, 2001, the Company replaced its Western Bank term debt (due in November 2001) with a new term loan of $1,700,000 from MacTarnahan ("MacTarnahan Term Loan"). The MacTarnahan Term Loan is a three year facility, secured with the Company's personal property (priority is subject to existing liens). Interest is payable monthly at a floating per annum rate of 1.25% above the prime rate published in the Wall Street Journal (Western Edition). Principal payments of not less than $15,000 are payable monthly and two additional principal payments of not less than $35,000 are payable semi-annually. As such, $250,000 of the term loan has been classified as a current liability at September 30, 2001. The principal may be prepaid at any time. The MacTarnahan Term Loan contains certain covenants including restrictions on additional encumbrances.

Effective August 1, 2001, the Company entered into a $1,200,000 revolving line of credit ("Revolving Line") with Western Bank which expires on August 1, 2002 and replaced the existing $1,000,000 revolving line with Western Bank. $482,616 and $750,752 were outstanding at September 30, 2001 and December 31, 2000, respectively. The Revolving Line is secured by a first lien on the Company's accounts receivable and inventory and is guaranteed by certain shareholders. Interest is payable monthly at a floating per annum rate of 1% above the prime rate published in the Wall Street Journal (Western Edition) (7.00% at September 30, 2001). The Revolving Line contains certain covenants including restrictions on additional indebtedness and payment of dividends without the permission of the lender. The Company was in compliance with all covenants at September 30, 2001.

As a result of the recapitalization/reorganization plan, (i) the Company down-sized and reduced costs; (ii) the Company's revolving facility was increased and renewed to August 2002; (iii) the Company's term debt was reduced to $1,700,000 and refinanced to mature in 2004; (iv) the Company's brewery lease payments for the brewery as well as the rent payments for the personal property were eliminated, and the Company assumed mortgage debt of approximately $1,258,000; and (v) a long-term parking easement was secured as well as the rental obligation eliminated. Following the recapitalization, affiliates of the MacTarnahans and Adams together own approximately 74.5% of the common stock of the Company, based on the beneficial ownership as reported on Schedules 13D.

In 1998, the Company offered several of its trade creditors the option of receiving a discounted amount of cash immediately or the entire amount owed to them to be paid over a five-year period. As a result, the Company issued notes in the aggregate principal amount of $148,065 to trade creditors, of which $34,195 was outstanding at September 30, 2001. The notes bear interest at 6% per annum and mature on September 1, 2003. Payments under the notes are due in equal monthly payments of principal and interest.

Accounts receivable increased 26% to $1,114,353 in the first nine months of 2001, as a result of increased sales in September 2001 compared to December 2000 and a slow paying account that has since been remedied. Inventories decreased 1% to $1,045,099 in the first nine months of 2001, primarily as a result of the realignment of products and packages offered. Accounts payable decreased 25% to $1,124,295 in the first nine months of 2001, due to the reclassification of certain accounts payable to other current and long-term liabilities.

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

Operating Losses. The Company experienced significant operating losses during the past four years, and has continued to incur losses in the first nine months of 2001. Operating results have fluctuated and may continue to fluctuate as a result of many factors including lower sales volumes and selling prices, increased depreciation and other fixed operating costs as a percent of sales during periods when the Company's brewery is operating at less than full capacity, changes in product mix, increased selling and marketing costs incurred as the Company protects its business in existing markets, and increased transportation costs.

Purchase of Assets from Saxer Brewing Company. In January 2000 the Company purchased inventory, equipment and the Saxer and Nor'wester brands from Saxer Brewing Company. In March 2000 the Company began production of these brands at its Portland brewery. The production and distribution of the Saxer and Nor'wester brands required additional working capital. The Company also agreed to pay certain amounts based on barrel sales of the Saxer and Nor'wester brands, subject to a minimum annual payment. In 2000, since barrel sales of the Saxer and Nor'wester brands were below the minimum barrel threshold, the amount was the minimum annual payment. In 2001, a payment of $90,000 was made and in the first nine months 2001 an additional payment of $55,000 was paid. There are no assurances that the production and distribution of the Saxer and Nor'wester brands will provide sufficient cash flow from operations to accommodate the increased working capital needs and repayment of the increased debt.


                           PART II. OTHER INFORMATION


Item 2.  Changes in Securities

(c) On August 9, 2001, the Company issued 3,472,560 shares of common stock, valued at $.25 per share, in exchange for the Parking Lot. PBB LLC acquired 2,893,788 of the shares and Electra acquired 578,772 of the shares. The shares were issued to accredited investors and the offering was exempt from registration under Sections 4(2) and 4(6) of the Securities Act of 1933.

On October 12, 2001, the Company issued to PBB LLC 1,382,748 shares of common stock, valued at $.25 per share, and assumed indebtedness in the approximate amount of $1,258,000 in exchange for the Brewery Property. The shares were issued to accredited investors and the offering was exempt from registration under Sections 4(2) and 4(6) of the Securities Act of 1933.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company's annual meeting of shareholders was held on September 15, 2001. The following matters were submitted to shareholders for their consideration:

          1. With respect to the six nominees for director identified in the Company's Proxy Statement: Charles A. (Tony) Adams received 3,058,353 votes for, 24,055 votes against and 78,575 votes abstained, Frederick L. Bowman received 3,067,061 votes for, 15,647 votes against and 78,275 votes abstained, Robert M. MacTarnahan received 3,066,736 votes for, 15,672 votes against and 78,575 votes abstained, R. Scott MacTarnahan received 3,067,236 votes for 15,472 votes against and 78,275 votes abstained, William J. Prenger received 3,067,073 for, 15,072 votes against and 78,838 votes abstained; and, Howard M. Wall, Jr. received 3,061,298 votes for, 20,847 votes against and 78,838 votes abstained.

          2. The appointment of Arthur Andersen LLP as the Company's independent auditors for the year ending December 31, 2001 was ratified as follows: 3,144,930 shares were voted in favor, 8,358 shares were voted in opposition and 7,695 votes abstained.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits included herein:

       Number       Number
       (1-A)      (S-B 601)    Description
       -----      ---------    -----------


       6.24       10.24        Purchase and Sale Agreement and Receipt for
                               Earnest Money dated August 12, 2001  (1)

       6.25       10.25        Business Loan Agreement dated September 14,
                               2001

       6.26       10.26        Purchase and Sale Agreement dated October 12,
                               2001 (2)

       6.27       10.27        Modification to Deed of Trust and Loan Documents
                               dated September 19, 2001

       6.28       10.28        Promissory Note and Security Agreement dated
                               November 1, 2001

       (1) Incorporated by reference to Exhibit 2.1 to Form 8-K as filed with the Commission on August 29, 2001.

       (2) Incorporated by reference to Exhibit 2.1 to Form 8-K as filed with the Commission on October 26, 2001.


(b) During the quarter ended September 30, 2001, the Company filed one Form 8-K on August 29, 2001 to report the disposition of assets.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13th, 2001.


                                    PORTLAND BREWING COMPANY



     Signature                          Title
     ---------                          -----

     /s/ CHARLES A. ADAMS            President and Principal Accounting Officer
     --------------------
     Charles A. Adams