Form 10KSB
period 2001-12-31
PORTLAND BREWING CO /OR/
filed 2002-03-29
CIK 943658

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended: December 31, 2001
                                       OR
             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________to __________

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

       Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock, no par value
                                (Title of Class)
                                 ---------------
    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:Yes[X] No[]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB.[ ]

     Revenues for the year ended December 31, 2001:   $12,202,588.

    State the aggregate market value of the voting stock held by non-affiliates:
Not Applicable, the Registrant's stock has no established trading market.

    The number of shares outstanding of the Registrant's Common Stock as of March 18, 2002 was 9,855,822 shares.

Transitional Small Business Disclosure Format (check one):  Yes    X      No
                                                            --------      ----

                            PORTLAND BREWING COMPANY
                                2001 FORM 10-KSB
                                TABLE OF CONTENTS


                                     Part I
                                                                          Page
                                                                          ----
  Item 6.  Description of Business                                          3

  Item 7.  Description of Property                                         12

  Item 8.  Directors, Executive Officers and Significant Employees         13

  Item 9.  Remuneration of Directors and Officers                          15

  Item 10. Security Ownership of Management and Certain Security Holders   16

  Item 11. Interest of Management and Others in Certain Transactions       19

                                   Part II

  Item 1.  Market Price of and Dividends on the Registrant's Common        21
              Equity and Other Shareholder Matters

  Item 2.  Legal Proceedings                                               22

  Item 3.  Changes in and Disagreements with Accountants                   22

  Item 4.  Submission of Matters to a Vote of Security Holders             22

  Item 5.  Compliance with Section 16(a) of the Exchange Act               22

  Item 6.  Reports on Form 8-K                                             22

                                  Part F/S

           Index to Consolidated Financial Statements                      23

                                  Part III

  Item 1.  Index to Exhibits                                               24

  Item 2.  Description of Exhibits                                         24

                                     Part I
                                     ------
Item 6.  Description of Business
--------------------------------

General

Portland Brewing Company (the "Company") was incorporated in Oregon on November 14, 1983 and conducts business under the names "MacTarnahan's Brewing Company" and "Portland Brewing Company". The Company was formed to brew and sell specialty beer (i.e., beer which is made in relatively small batches and which generally sells at retail in the super or above premium category at about $7.00 per six-pack). Products produced by the Company fall primarily within three brand families: MacTarnahan's, Saxer and Nor'Wester. The MacTarnahan's brand family represents the largest volume and includes MacTarnahan's Scottish Style Amber Ale, MacTarnahan's Blackwatch Cream Porter, and MacTarnahan's Highlander Pale Ale. The Company's seasonal line, which carry the MacTarnahan's Brewing Company logo, includes Bobby Dazzler Old London Style Holiday Ale, newly introduced Uncle Otto's WeissBeer, and Uncle Otto's Oktoberfest Maerzen along with associated brands including Oregon Honey Beer and Woodstock IPA. The Saxer brand family is represented by Lemon Lager and Jack Frost and various seasonals. The Nor'Wester product family includes Nor'Wester HefeWeizen, Raspberry HefeWeizen, Smith Rock Bock and a seasonal line-up. Specialty products are made periodically to be served at the Company's restaurant, The TapRoom, such as ZigZag River Lager and Benchmark Old Ale as well as certain Saxer and Nor'Wester products. Cask-conditioned variations of these products are occasionally offered in The TapRoom. The Company uses distributors to sell principally to the packaged/bottle market through authorized retail outlets and to the on-premises draft market through establishments licensed to serve alcoholic beverages. The Company sells beer primarily in its home market of Oregon as well as in Washington, California and other western states. In 1996, the Company began selling beer in states east of the Rocky Mountains. In 2000, the Company began exporting Saxer Lemon Lager to Japan, and expects to continue throughout 2002. The Company also sells directly to the public from its restaurant and dock sales facilities.

The Company opened its first brewery in January 1986 at 1339 NW Flanders Street in Portland, Oregon and later added a pub. The Company opened its second brewery in June 1993 located at 2730 NW 31st Avenue in Portland, which substantially increased production capacity to approximately 26,000 barrels. Equipment additions and expansion has incrementally increased capacity to approximately 135,000 barrels of ales per year. In July 1994, a restaurant, The TapRoom, was constructed at the main brewery and opened to the public. In November 1998, the Company sold the Flanders Street facility.

In October 1999, the Company acquired a hand truck manufacturing company, Harco Products, Inc. (operated as an Oregon subsidiary), with its principal offices in Beaverton, Oregon. [See Note 8 of Notes to Consolidated Financial Statements].

Saxer Brewing Company Asset Purchase

On January 31, 2000, the Company purchased brands and certain equipment from Saxer Brewing Company for 900,000 shares of the Company's common stock, $150,000 cash and a three year agreement to pay certain amounts based on barrel sales of the Saxer and Nor'wester brands, such amount secured by the Saxer and Nor'wester brands. In connection with the purchase, Steven C. Goebel, a majority shareholder of Saxer Brewing Company, was appointed to the board of directors of the Company. In February 2001, Mr. Goebel resigned from the Board of Directors. [See Item 11 - Interest of Management and Others in Certain Transactions - Saxer Brewing Company Asset Purchase and Note 4 of Notes to Consolidated Financial Statements].

Industry Overview

National Beer Industry. Total taxable domestic shipments for 2001, excluding imports, declined 0.2%, falling for the second consecutive year. The national malt beverage industry has experienced declines in six out of the last ten years. (CS First Boston: Beer and Alcoholic Beverages, January 22, 2002). The three industry giants: Anheuser-Busch, Miller Brewing Company, and Coors Brewing Co. comprise nearly 80% of the country's shipments. (Beer Marketer's Insights, January 14, 2002).

In 2001, national sales were affected by gains in the premium "light" beer category, the success of flavored alcoholic beverages or "malternatives", and continued growth of imports. Of equal significance to the domestic market was the consolidation of international brewers and the international brewers emphasis on targeting the U.S. market. These trends are expected to continue in year 2002. Consolidation has continued both nationally and internationally.

Specialty Beer Industry--Pacific Northwest. "As a group, specialty brewers eked out slight 1-2% gains in 2001 ... so segment stayed at approximately 3% share of the US market for the sixth straight year ... averaging 2.4% annual growth since 1996." (Beer Marketer's Insights, February 11, 2002). Sales of specialty beers in Oregon increased by 1% to 12% in 2001, compared to a 7% increase in 1999, according to Oregon Liquor Control Commission Statement of Beer Sales in Oregon for the respective periods. Paralleling the national industry, flavored alternative beverages also affected the Oregon brewing industry, including specialty brewers. Oregon and Washington are considered to be mature markets in the U.S. specialty beer segment. Consequently, the Company believes that future growth will be more difficult in these two states.

Products

The Company offers a wide variety of specialty beers. The complete product line includes core brands, which are available year-round, a selection of seasonal brands, and specialty products. Draft product (kegs) accounted for approximately 28% and 30% of the Company's beer shipments in 2001 and 2000, respectively.

Portland Brewing Company products consist of core brands generally incorporating a reference to MacTarnahan(R) and the assumed business name, MacTarnahan's Brewing Co., to further endorse this branding. Other brand families include Saxer and Nor'Wester. From time to time, other specialty beers are produced for the Company's use, as private label brands, and under contract for customers.

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

    MacTarnahan's Highlander Pale Ale. Highlander Pale Ale combines the pale golden malt character of a pale beer made with distilled hop oil. This truly unique combination pioneered by Brewmaster Alan Kornhauser is delightfully embellished with highland heather. Highlander is available on draft and in 12 oz. bottles.

    Oregon Honey Beer. Oregon Honey Beer Beer is a pale light-bodied ale made with two-row barley malt, Oregon clover honey, and Nugget and Willamette hops, and is available on draft and in 12 oz. bottles.

    ZigZag River Lager. ZigZag River Lager is a full bodied, European style bottom fermented lager with a slight malty sweetness and subtle hop presence, available on draft only.

    Woodstock IPA The Company's India Pale Ale is aged with natural untoasted American oak from the Ozarks that has been air dried for two years and is one of the few India Pale Ales to marry the hop and oak flavors, available on draft and in 12 oz. bottles.

The Company's seasonal brands (all available on draft and in 12 oz. bottles) currently include:

    Uncle Otto's Oktoberfest Maerzen. This beer, lagered for a full two months, is created using a blend of pale and select specialty malts, spiced with Northwest grown Mt. Hood hops, and is offered in September and October.

    Uncle Otto's WeissBeer. This authentic sparkling Bavarian style wheat beer is made with a special yeast that produces clove/banana flavors and is offered in spring and summer.

    BobbyDazzler Old London Style Holiday Ale. This holiday ale is made with five malts yielding very rich character and burgundy color utilizing a dry hop process which adds great aroma. This product is offered from November through January.

Saxer brands include:

    Lemon Lager. This is a lager beer with special flavorings added to make a unique refreshing taste.

    Saxer Bock. This beer is a golden Helles Bock brewed in the true Bavarian lager tradition. It is brewed with 40% more malt than normal lager, giving it a truly unique malty sweetness and a rich aroma.

    Jack Frost. A fine traditional German style winter doppelbock.

Nor'Wester brands include:

    Nor'Wester HefeWeizen. This is an American style hefe-weizen brewed with wheat malt and left unfiltered to preserve all the flavor and aroma.

    Nor'Wester Raspberry HefeWeizen. This is a wheat ale flavored with raspberry and other natural flavors left unfiltered to preserve all the natural flavors and aromas.

    Smith Rock Bock. This beer has malty-sweet character and toffee-like flavors brewed as a traditional pale bock.

Restaurant

The Company operates a restaurant, The TapRoom, which is located at the Company's brewery, providing a tasting room for the products it manufactures. The TapRoom restaurant is upscale in comparison to other brewpubs in the region and features a European atmosphere, a wood-burning fireplace, outdoor patio, a terrace with an arbor and seating for over 150 guests.

Marketing and Sales

The Company uses both licensed beer and wine distributors/wholesalers to sell to and service on- and off-premises accounts for specific geographic territories. These distributors maintain broad distribution in the Company's core markets:
Oregon, Washington, and California. Columbia Distributing Company services almost all of the major markets in Oregon and Washington. In California, Wine Warehouse represents the Company on a statewide basis handling most of the sales to that state. The Company expects that Columbia Distributing and Wine Warehouse will continue to be large volume distributors of its products in 2002. Approximately 67 distributors represent the Company in its western markets and the Company employs eight salespeople to service its primary markets: one national sales representative, one chain sales representative, four salespeople in Oregon, one in Washington, and one in California. The Company also uses the services of three broker/agents as independent contractors: one in northern California, one in the Midwest, and one in the East. Shipments for markets east of the Rocky Mountains declined to 6% in 2001 from 9% in 2000. With the continued consolidation of manufacturers, wholesalers and distributors, the Company may be required to adjust its distribution arrangements in the future.

The Company focuses on the MacTarnahan brand, anchored by MacTarnahan's Scottish Style Amber Ale and emphasizes a family of unique brands that can stand together or individually. The Company continues to enhance consumer awareness through increased promotional and advertising activity in selected sports, music and community activities which offer opportunities for introduction to the Company and sampling of its brands. These include opportunities associated with the Seattle Seahawks, the Portland Trail Blazers, the Highland Games in Oregon and California and events such as Oktoberfest. Because of the intense competition for draft accounts in larger cities, the Company's marketing efforts have been concentrated on increasing packaged authorizations in chain retailers. However, in Oregon, its core market, the Company focuses equally on draft and package sales.

The Company embarked upon importing a "top class," pure Highland 15 yr. old single malt Scotch Whisky, "The MacTarnahan(R)", to cross-promote the MacTarnahan family of beers and emphasize their uniqueness and authenticity. This strategy also serves to enhance the quality image of both malt beverages as well as their heritage. Furthermore, using the whisky as a cross-promotional tool creates a novel, yet very effective way to approach existing as well as potential customers. Exemplifying this concept is the "Scotch Box," a unique pairing of beer and Scotch, available at certain retail outlets. In addition, the Company presents the products side-by-side to enhance their association in educational tasting and promotions.


Trademarks

The Company has developed brand recognition with several trademarks and trade names. The Company has protected those trademarks and trade names through obtaining and maintaining federal and state trademark registrations and assumed business name registrations. Federally registered trademarks for key brand names for malt beverages include the names Portland Brewing, Portland, and Portland Brewing label design. In connection with the MacTarnahan's brand, the Company has federally registered MacTarnahan's, "Mac's", the running Mac design icon, and MacTarnahan's label design. Other federally registered trademarks include BobbyDazzler Ale and the Oregon Honey Beer label design. In addition the Company has obtained federal registration for The MacTarnahan(R) in connection with its Whisky trade name. The Company has applied for registration of MacTarnahan's Highlander as well. To the best of the Company's knowledge, it has the right to use these marks on a nationwide basis in connection with malt beverages, and to use "The MacTarnahan(R)" on a nationwide basis in connection with Whisky.

The Company also has federally registered trademarks for the names Nor'Wester, Saxer, and Saxer's Lemon Lager; and the design marks for Lemon Lager and Nor'Wester. To the best of the Company's knowledge, it has the right to use these marks on a nationwide basis in connection with malt beverages.

The Company has also registering its brand names as trademarks in the State of Oregon, California, Washington, Idaho and Colorado for key brand names. It has registered numerous marks in those states, including the brand names Haystack Black, Uncle Otto's Oktoberfest, and MacTarnahan's BlackWatch. In addition, the Company has registered the assumed business name MacTarnahan's Brewing Co. To the best of the Company's knowledge, it has the right to use the brand name of each of its current products in areas where those products are currently distributed.

Competition


The domestic specialty brewing industry represents approximately 3% of the total national market (Beer Marketer's Insights, February 11, 2002) and 12% of the Oregon market (Oregon Liquor Control Commission Statement of Beer Sales in Oregon, 2001). Growth rates have slowed for the majority of craft brewers and distribution opportunities continue to diminish. The national brewers continue to develop brands to compete directly with specialty brands and these national competitors have advantages such as lower production costs, larger marketing budgets, greater financial and other resources, and a more developed and extensive distribution network than the Company. In addition, new players and the "spirits" industry have entered the market place. Growing demand for imported beer continues to have a negative impact on sales of domestic specialty beer. The Company believes that continued saturation in the specialty brewing category, the growth of imports, and the success of malternatives are constraining growth for specialty brewers, including the Company. In 2001, three of the top five Oregon brewers, including the Company, lost barrel shipments, primarily because of a new entrant in the amber category.


The Company competes within the specialty beer market based on product quality, taste, consistency, freshness, distribution, price, ability to differentiate products, promotional methods and other product support. Like the Company, most specialty brewers sell their product at retail on the brewery premise or market their product through similar channels. Distributors continue to consolidate and national brewers continue to influence distributors to limit competing product. These factors, coupled with legal restrictions on distribution terminations, could have the effect of reducing the distribution options for the Company's products. The Company believes that price discounting, solidifying distribution, maintaining shelf space, and increasing sales and marketing efforts, will continue to be essential.


Governmental Regulation

The production and sale of alcoholic beverages is subject to extensive regulation by the Federal Bureau of Alcohol, Tobacco and Firearms, and individual states' alcoholic beverage regulatory agencies. The Company holds a warehouse license and a distillery license issued by the Oregon Liquor Control Commission solely to import and store Whisky. In 2001, the Company established a U.S. Customs bonded warehouse within its existing warehouse to facilitate the import of Scotch Whisky.

License Description. The Company operates under a Brewery Public House license which allow sales off-premises as well as through up to two retail outlets. The Company operates one restaurant at its brewery.

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

Dram Shop Liability. The Oregon Supreme Court has held that the serving of alcoholic beverages to a person known to be intoxicated may, under certain circumstances, result in the server being held liable to third parties for injuries caused by the intoxicated customer. The Company serves beer and wine to its customers at its restaurant. If an intoxicated customer is served wine or beer and subsequently commits a tort such as causing an automobile accident, the Company may be held liable for damages to the injured person or persons. The Company has obtained liquor law legal liability insurance coverage and will continue such coverage if available at a reasonable cost. However, future increases in insurance premiums may make it prohibitive for the Company to maintain adequate insurance coverage. A large damage award against the Company, not adequately covered by insurance, would adversely affect the Company's financial position.

Research and Development

The Company had minimal research and development expenditures in 2001 and 2000. However, in 2001, the Company conducted focus group research in the form of consumer tastings of a broad range of products to formulate MacTarnahan's
Blackwatch Cream Porter and embarked on a marketing database collection strategy. The Company has from time to time, developed new products and will continue to do so in the future. Such products are sold to retail customers, and accordingly, associated development costs are expensed as cost of goods sold.

Employees

As of December 31, 2001, the Company had 82 employees (66 full time), including 26 in brewing, bottling and shipping operations, 35 in retail operations, 16 in sales, marketing, and administration, and 5 in the Company's hand truck business. None of the Company's employees are covered by collective bargaining agreements. The Company provides its full-time employees with health, dental and life insurance, short and long term disability, and a 401(k) plan. The Company made no contributions to the 401(k) plan in 2001 or 2000. The Company believes its employee relations are good, and believes its employee practices comply with all Federal and State laws and regulations. The Company does carry employment practices liability insurance. There can be no assurance that such insurance will continue to be available at a price or on other terms satisfactory to the Company.

Concentrations of Risk

Distributor Concentration. In 2001, wholesale distributors accounted for 85% of the Company's shipments, of which 46% were to Oregon distributors. The Company's largest distributor, Columbia Distributing Company, which distributes the Company's products in Oregon and Washington, accounted for approximately 32% of the Company's net sales in 2001. The next largest distributor, Wine Warehouse, accounted for approximately 13% of the Company's net sales for the same period. Distribution agreements generally grant exclusive territories to distributors. The Company's distributors also market and distribute competing brands. While the Company believes it has good relationships with most of its distributors, the Company can give no assurance that each of its distributors will continue to effectively market and distribute the Company's beer. State laws and/or standard contractual provisions limit the Company's ability to terminate a distribution agreement, therefore the Company can give no assurance that a distributor for any given geographic area could be replaced without cost or replaced immediately, either temporarily or permanently, in the event the distributor was performing poorly in its efforts to distribute the Company's products or was otherwise unable to perform (e.g. as a result of an employee strike or damage caused by fire or natural disaster). The Company's inability to replace a non-performing or poorly performing distributor in a timely fashion and/or with minimal cost, could have a significant adverse effect on the Company's results of operations, particularly if the distributor were Columbia Distributing Company or Wine Warehouse, the Company's largest distributors.

Increased Competition and Saturation in the Beer Industry - Specialty Segment. [See "Industry Overview" and "Competition" above]. Increased competition, proliferation of specialty brands, strong imports sales and the increasing number of entrants in the "malternative" category have and may continue to have an adverse effect on the Company's business, financial condition and results of operations. The economic downturn in the Pacific Northwest and anticipated industry consolidations may further serve to affect growth for the Company. There can be no assurance that the specialty beer industry will experience growth, that it will not experience further downturn or that any downturn will not be more severe.

Operating Hazards. The Company's operations, and the brewing industry in general, are subject to certain hazards such as contamination of brews by micro-organisms and risk of equipment failure. The Company's products are not heat pasteurized, irradiated or chemically treated. The Company has product liability insurance that it believes is adequate to cover risks of injury or contamination to third-parties. There can be no assurance that such insurance will continue to be available at a price or on other terms satisfactory to the Company. The Company carries first party property insurance to cover against insured losses to equipment from direct physical damage, and business interruption insurance to cover loss of income and extra expenses in the event of an insured direct damage loss.

Environmental Matters

The Company's compliance with federal, state and local laws and regulations regulating the discharge of materials into the environment, had no material effect upon capital expenditures, earnings, or competitive position of the Company during the year ended December 31, 2001.

Sources of Liquidity

The Company requires capital principally to fund its working capital needs. The Company has met its capital requirements through cash flow from operations, bank borrowings, loans from shareholders and the private and public sale of its Common Stock.

Effective as of July 31, 2001, the board of directors ratified, confirmed and adopted a recapitalization/reorganization plan for the Company which included the following elements: (a) re-forecasting and re-sizing the current operations;
(b) refinancing and increasing the revolving loan with Western Bank; (c) issuing common stock for the contribution of certain real property; (d) issuing common stock for the contribution of the brewery land, building and related equipment, and assumption of debt related to the brewery; and (e) re-financing the Company's term debt. The purposes of the recapitalization/reorganization plan were to obtain and stabilize short-term and long-term financing, lower operating costs and acquire capital assets which could be sold or used as collateral. Since the various transactions involved affiliates of the Company, the plan and certain transactions were approved by the board of directors after full disclosure of the material facts and determinations that the transactions were fair to the Company. [See Item 11 - Interest of Management and Others in Certain Transactions - Recapitalization/PBB, LLC Lease, and Note 3 of Notes to Consolidated Financial Statements].

The  Company   re-forecasted   and  re-sized  the  current   operations  by  (a)
discontinuing certain brands while continuing to increase its focus on its flagship "MacTarnahan's Scottish Style Amber Ale" and its family of unique brands; (b) down-sizing and implementing cost reductions; (c) outsourcing its accounting functions to Greenstead = Accounting Resource ("Greenstead"); and (d) restructuring its marketing and sales department. Greenstead is owned by affiliates of Charles A. Adams and Peter F. Adams.

Effective August 1, 2001, the Company entered into a $1,200,000 revolving line of credit ("Revolving Line") with Western Bank which expires on August 1, 2002 and replaced the existing $1,000,000 revolving line with Western Bank. At December 31, 2001 and December 31, 2000, $617,300 and $750,752 were outstanding, respectively. The Revolving Line is secured by a first lien on the Company's accounts receivable and inventory and is guaranteed by certain shareholders. Interest is payable monthly at a floating per annum rate of 1% above the prime rate published in the Wall Street Journal (Western Edition) (5.75% at December 31, 2001). The Revolving Line contains certain covenants including restrictions on additional indebtedness and payment of dividends without the permission of the lender. The Company was in compliance with all covenants at December 31, 2001.

On August 9, 2001, Portland Brewing Building, L.L.C. ("PBB LLC") and Electra Partners Inc. ("Electra") contributed to the Company approximately 1.5 acres consisting of a parking lot and a 16,000 square foot building located between 29th and 30th on Industrial Avenue ("Parking Lot") in exchange for 3,472,560 shares of its common stock valued at $.25 per share. The Parking Lot was valued by using the ad valorum property tax assessment. The members of PBB LLC at the time of the transaction were the MacTarnahan Limited Partnership ("MacTarnahan"), Harmer Mill & Logging Supply Co. ("Harmer") and Electra. MacTarnahan and Harmer are owned by affiliates of Robert M. MacTarnahan and R. Scott MacTarnahan. Electra is owned by affiliates of Charles A. Adams and Peter
F. Adams. On August 16, 2001, the Company sold the Parking Lot to an unrelated third party for $1,150,000 in cash and a 15-year easement to use 25 parking spaces without cost. The purchase price for the Parking Lot was determined through arms-length negotiations between the Company and the purchaser. The proceeds of the sale were used to reduce term debt and provide working capital.

On September 14, 2001, Western Bank and the Company entered into an unsecured loan for $182,741.25. This loan replaced the loan between Western Bank and PBB LLC, and was made in preparation for a transfer of certain real property and associated personal property (the "Brewery Property"). This loan is guaranteed by several of the Company's shareholders. On October 12, 2001, PBB LLC contributed the Brewery Property to the Company in exchange for 1,382,748 shares of common stock, valued at $.25 per share, and the Company's assumption of indebtedness in the amount of $1,256,701 (which consists of the unsecured Western Bank loan described above, and indebtedness to Capital Crossings Bank) and secured by certain real and personal property. The real property was valued based on the ad valorum property tax assessment while the value of the personal property was determined by using PBB LLC's net book value. [See Note 3 and Note 6 of Notes to Consolidated Financial Statements].

On November 1, 2001, the Company replaced its Western Bank term debt (due in November 2001) with a new term loan of $1,700,000 from MacTarnahan ("MacTarnahan Term Loan"). The MacTarnahan Term Loan is a three year facility, secured with the Company's personal property (priority is subject to existing liens). Interest is payable monthly at a floating per annum rate of 1.25% above the prime rate published in the Wall Street Journal (Western Edition) (6.00% at December 31, 2001). Principal payments of not less than $15,000 are payable monthly and two additional principal payments of not less than $35,000 are payable semi-annually. As such, $250,000 of the term loan has been classified as a current liability at December 31, 2001. The principal may be prepaid at any time. The MacTarnahan Term Loan contains certain covenants including restrictions on additional encumbrances. [See Note 6 of Notes to Consolidated Financial Statements].

As a result of the recapitalization/reorganization plan, (i) the Company down-sized and reduced costs; (ii) the Company's revolving facility was increased and renewed to August 2002; (iii) the Company's term debt was reduced to $1,700,000 and refinanced to mature in 2004; (iv) the Company's brewery lease payments for the brewery as well as the rent payments for the personal property were eliminated, and the Company assumed mortgage debt of approximately $1,257,000; and (v) a long-term parking easement was secured as well as the rental obligation eliminated.

In 1998, the Company offered several of its trade creditors the option of receiving a discounted amount of cash immediately or the entire amount owed to them to be paid over a five-year period. As a result, the Company issued notes in the aggregate principal amount of $148,065 to trade creditors, of which $31,668 was outstanding at December 31, 2001. The notes bear interest at 6% per annum and mature on September 1, 2003. Payments under the notes are due in equal monthly payments of principal and interest.

The Company's working capital requirements over the next year are expected to be met partially from cash flow through operations, funds available under the Revolving Line and, if appropriate and available, additional equity offerings and/or borrowings from other lenders.

Liquidity Risks

Competition. The Company operates in the specialty beer industry. Intense competition and the proliferation of new brands and products have had and may continue to have an adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to increase its sales volume or be able to maintain its selling prices in existing markets or new markets. [See "Industry Overview" and "Competition" above].

Operating Losses. The Company experienced significant operating losses during the years ended December 31, 2001 and 2000, and has continued to incur losses in the first quarter of 2002. Operating results have fluctuated and may continue to fluctuate as a result of many factors including lower sales volumes and selling prices, unprecedented increases in transportation, utility and insurance costs as well as increased depreciation and other fixed operating costs as a percent of sales during periods when the Company's brewery is operating at less than full capacity. Changes in product mix and an increase in selling and marketing costs incurred as the Company protects its business in existing markets also contribute to the fluctuation. There can be no assurance that the Company will not continue to experience operating losses.

Purchase of Assets from Saxer Brewing Company. In January 2000 the Company purchased inventory, equipment and the Saxer and Nor'wester brands from Saxer Brewing Company. In March 2000 the Company began production of these brands at its Portland brewery. The production and distribution of the Saxer and Nor'wester brands required additional working capital. The Company also agreed to pay certain amounts based on barrel sales of the Saxer and Nor'wester brands, subject to a minimum annual payment. In 2000, since barrel sales of the Saxer and Nor'wester brands were below the minimum barrel threshold, the amount was the minimum annual payment. In 2001, payments totaling $67,500 were made. There can be assurance that the production and distribution of the Saxer and
Nor'wester brands will provide sufficient cash flow from operations to accommodate the increased working capital needs and repayment of the increased debt. [See Item 11 - Interest of Management and Others in Certain Transactions - Saxer Brewing Company Asset Purchase and Note 4 of Notes to Consolidated Financial Statements].

Ability to Refinance Outstanding Debt. The Company has a $1,200,000 Revolving Loan expiring on August 1, 2002 which the Company expects to refinance under similar terms. The Company also has long term debt with substantial principal payments in 2003 and 2004. The Company's working capital requirements over the next year are expected to be met partially from cash flow through operations, funds available under the Revolving Loan, and, if appropriate and available, additional equity offerings and/or borrowings from other lenders. There can be no assurance that the Company will be able to refinance the Revolving Loan or other term debt on terms favorable to the Company. [See Item 6 - Sources of Liquidity and Note 6 of Notes to Consolidated Financial Statements].


Item 7.  Description of Property

The Company's brewery, located at 2730 and 2750 NW 31st Avenue in Portland, showcases the copper brewing vessels and equipment acquired in 1991 from the Sixenbrau brewery in Nordlingen, Germany. The brewery opened in 1993 and has a present annual production capacity of approximately 135,000 barrels of ale. The brewery has 27,000 square feet of manufacturing, shipping and warehouse space with a 1,000 square foot, three-story brewhouse (to house and display the copper brewing vessels), and 3,000 square feet of offices. Also included is a 3,000 square foot restaurant, The TapRoom, complete with an outdoor seating area. The Company purchased a portion of the Brewery Property including the real property located at 2730 NW 31st Ave from PBB LLC on October 12, 2001, thereby terminating the existing lease with them. A portion of this office space is leased to Greenstead = Accounting Resource. [See Item 11 - Interest of Management and Others in Certain Transactions - Recapitalization/PBB, LLC Lease, and Note 8 of Notes to Consolidated Financial Statements].

In 1999, the Company entered into a lease for approximately 30,100 square feet of space in a building adjacent to the main brewery (2750 NW 31st Ave) with a related party, L & L Land Company ("L & L"). The term of the lease is 5 years, with one option to extend the term until June 14, 2008. Rent under the lease is $12,000 per month. In addition, the Company agreed to pay the real property taxes on the building, provide insurance and to make various maintenance and repairs. The lease contains a first opportunity to purchase the adjacent building. The lease is guaranteed by two shareholders of the Company. In 1999, L & L reimbursed the Company $218,000 for costs incurred in prior years for constructing the shipping dock at this property. In connection with the lease, the Company entered into a sublease with another party for approximately 13,000 square feet of office and warehouse space and a portion of the parking lot. The term of the sublease is month to month and rent is $4,974 per month, plus $365 per month for real property taxes, plus payment of utilities, insurance and interior maintenance. In 2000, the Company reduced the amount of subleased space to approximately 8,000 square feet on a month to month basis for $3,168 per month. [See Item 11- Interest of Management and Others in Certain Transactions - Lease Agreement with L & L Land Company, and Note 8 of Notes to Consolidated Financial Statements].

In October 1999, in connection with the purchase of Harco Products, Inc. ("Harco"), the Company entered into a lease with a related party for approximately 5,600 square feet of space in which Harco operates. Rent under the lease is $2,500 per month and the term of the lease is five years, and can be terminated upon 60 days notice by the Company. [See Item 11 - Interest of Management and Others in Certain Transactions - Lease Agreement with Harco Products, Inc., and Note 8 of Notes to Consolidated Financial Statements].

Item 8.  Directors, Executive Officers and Significant Employees

Directors. The following lists the persons currently serving as directors. The term of office for each person elected as a director continues until the next Annual Meeting of Shareholders and until a successor has been elected and qualified.

                     Name of Director                             Age
                     ----------------                             ---

                     Charles A. (Tony) Adams                      55

                     Frederick L. Bowman                          57
                     Robert M. MacTarnahan                        86
                     R. Scott MacTarnahan                         55
                     William J. Prenger                           55
                     Howard M. Wall, Jr.                          56
                     Peter F. Adams                               57

Charles A. (Tony) Adams. Mr. Adams has been Chairman of the Board of Directors and President and Chief Executive Officer of the Company since February 1992. He has been a Director of the Company since October 1988. Mr. Adams is president of Electra Partners, Inc., a private investment holding company. Mr. Adams was active in the real estate business beginning in 1973, including owning and operating his own real estate company until 1983, when he became a sales associate at CB Commercial Real Estate Group, Inc., where he was employed until 1992. He holds a B.A. in Geology from the University of Virginia and has studied graduate level economics and business administration at the University of San Francisco, Portland State University and Stanford University. Mr. Adams is a director of Portco Corporation, a company which Howard M. Wall, Jr., a board member of the Company, is president and chief executive officer. Mr. Peter F. Adams is his brother.

Frederick  L. Bowman.  Mr.  Bowman is a founder of the Company and has been Vice
President since February 1992. In July 1997 Mr. Bowman was also elected Treasurer and Secretary, and in September 1998, Mr. Bowman was appointed to the Board of Directors. Mr. Bowman serves as corporate liaison to the beer industry and assists in marketing efforts including public relations and the Company's distributor support program. He designed the Company's original products and brewery. Previous to founding Portland Brewing Company, Mr. Bowman was involved in the wholesale automotive industry as a technical and district service manager. Mr. Bowman has attended Portland State University, University of Oregon and Oregon State University. In addition, Mr. Bowman attended the Brewing Microbiology and Microscopy course at the Siebel Institute in 1988. He was a member of the founding board of the Oregon Brewer's Guild. Mr. Bowman was elected to the Board of Directors of the Brewer's Association of America in 1993 and has continued to serve on the board and various national committees since then. Mr. Bowman is also a member of the Board of Directors and Treasurer of the Metropolitan Business Association of Portland.

Robert M. MacTarnahan. Mr. MacTarnahan has been a Director since July 1985. Mr. MacTarnahan has been a principal in Harmer Company for more than six years, and is a member of Black Lake Investments, LLC. Until October 31, 1999, Mr.
MacTarnahan was the president of Honeyman Aluminum Products Company, a manufacturer of hand trucks for the beverage industry, for more than 10 years. He is also active in the promotion of the Company and the Company's MacTarnahan brand products are named after him. [See Item 11- "Interest of Management and Others in Certain Transactions"]. Mr. R. Scott MacTarnahan is his son.

R. Scott MacTarnahan. Mr. MacTarnahan has been a Director since July 1985. Until October 31, 1999, he was the vice president and general manager of Honeyman Aluminum Products Company and has been the vice president and general manager of Harmer Company for more than 11 years. Mr. MacTarnahan received a B.S. in Business Administration from Portland State University in 1968. Mr. Robert M. MacTarnahan is his father.

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

Peter F. Adams Mr. Adams was appointed to the Board of Directors in 2001. Mr. Adams is an owner and operating member of Farmington Landfill, L.L.C., a quarry reclamation business. As a private investor, Mr. Adams is an owner and director of companies doing business in several fields including wine-grape vineyard management, wine production and marketing, emergency-vehicle manufacturing, steel casting of construction, mining and aerospace turbine products, and outsourced back office services. Mr. Adams holds an MBA from the University of Oregon. Mr. Adams is a director of ESCO Corporation and is a trustee of the River View Cemetery Association. Mr. Charles A. Adams is his brother.

Executive Officers. The following lists the names, ages and positions of the Company's current executive officers, along with certain other information. The Company's officers are elected by the Board of Directors at its annual meeting, and hold office until the next annual meeting of the Board of Directors and until their successors are elected and qualified.


     Name                      Age    Position(s) with Company
     ----                      ---    ------------------------
     Charles A. (Tony) Adams    55    Chairman of the Board, President and Chief
                                      Executive Officer
     Jerome M. Chicvara         50    Executive Vice President
     Frederick L. Bowman        57    Vice President, Secretary and Treasurer
     Mark L. Carver             48    Vice President, Sales

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

Jerome M. Chicvara. Mr. Chicvara was appointed as Executive Vice President in February 2001 and was a director from June 2001 to February 2001. He is a twenty-year veteran of the beer and wine industry, and has delivered many keynote speeches to the industry in his role as industry pioneer and visionary. He spent the first seven years of his beverage career learning the wholesale trade as a Sales Executive. In 1987, Mr. Chicvara co-founded the Full Sail
Brewing Company and served as Director of Sales & Marketing. His guidance assisted the company as it pioneered Oregon's first microbeer in a bottle. Mr. Chicvara was founding President of the Oregon Brewer's Guild, an association committed to quality brewing techniques in Oregon's vast microbrew industry. In 1999, Mr. Chicvara sold his equity in Full Sail and joined Saxer Brewing/Nor'Wester Beer as VP Marketing & Sales. Mr. Chicvara joined Portland Brewing Co. in April 2000. He holds a Bachelor of Communications from Evergreen State College.

Item 9.  Remuneration of Directors and Officers
-------  --------------------------------------

a. Director and Officer Remuneration

Directors receive no cash compensation for serving on the Board of Directors. Robert M. MacTarnahan, R. Scott MacTarnahan, and Howard M. Wall have been granted options under the Company's Non-Qualified Stock Option Plan ("NQSOP"). As of December 31, 2000, options to purchase 13,500 shares of the Company's Common Stock at $5.3333 per share are outstanding under the NQSOP. No options were granted under the NQSOP in 2001.

The following table sets forth information regarding all cash compensation earned by each of the three most highly compensated officers and all officers as a group for the year ended December 31, 2001.

                           Capacities in Which Aggregate
  Name                    Remuneration Was Received                 Remuneration
  ----                    -------------------------                 ------------
  Frederick L. Bowman     Vice President, Secretary and Treasurer   $     69,322
  Mark L. Carver          Vice President, Sales                     $     86,912
  Jerome M. Chicvara      Executive Vice President                  $     70,822
  All officers as a group                                           $    266,556
  (4 persons)



b. Remuneration Plans

Incentive Stock Option Plan. In October 1992, the shareholders of the Company approved the Company's Incentive Stock Option Plan ("ISOP"). The ISOP is administered by the Company's Board of Directors and provides for grants to officers and employees of options to acquire shares of the Company's Common Stock, subject to the limitations set forth in the ISOP. The ISOP was amended in December 1998 to increase the number of shares available for issuance thereunder from 163,500 to 400,000. Pursuant to the ISOP, the granting of options is at the discretion of the Board of Directors, and it has the authority to set the terms and conditions of the options granted, including the option exercise price which must be a price equal to at least 100% of the fair market value of the subject shares of Common Stock at the time the option is granted. As of December 31, 2001, options covering 228,550 shares of the Company's Common Stock were outstanding under the ISOP.

Incentive Stock Option Repricing. The Company maintains its ISOP to provide incentives to the Company's key employees to exert their best efforts on behalf of the Company. In 1999, the Company noted that there was a significant difference between the exercise prices of stock options held by its employees and the market value of the underlying stock, which results in options providing little incentive. The Board of Directors determined that establishing new, shorter term options, based on pricing which more closely reflects the underlying stock price, was crucial to obtaining and retaining its personnel. Accordingly, in May 1999, options to purchase 118,800 shares of Common Stock at prices ranging from $3.33 to $7.00 per share were repriced and regranted on different terms, of which options to purchase 72,000 shares were held by executive officers of the Company. Repriced options to purchase 82,800 shares were issued at an exercise price of $0.54 per share and repriced options granted to Mr. Adams to purchase 36,000 shares were issued at an exercise price of $0.594 per share. All of the repriced options became exercisable on May 20, 2000. In 2001, options to purchase 73,000 shares at $0.59 per share were issued to certain officers of the Company.

Restated Cash Incentive Plan. The Company may award its officers and employees, under its Restated Cash Incentive Plan ("the Plan"), bonuses in an amount up to 10 percent (10%) of net operating profits before taxes. Awards under the

Plan will be allocated among the officers and employees in accordance with the provisions of the Plan at the discretion of the Board of Directors. No amounts were awarded in 2001 or 2000 under the Plan.

Non-Qualified Stock Option Plan. In August 1994, the Board of Directors adopted the 1994 Non-Qualified Stock Option Plan ("NQSOP"). The NQSOP is administered by the Board of Directors and provides for grants to officers, employees, directors and consultants of options to acquire up to 45,000 shares of the Company's Common Stock at an exercise price of at least 85% of the fair market value of the subject shares of Common Stock at the time the option is granted. The granting of options is at the discretion of the Board of Directors. As of December 31, 2001 options covering 13,500 shares of the Company's Common Stock were outstanding under the NQSOP.

Item 10. Security Ownership of Management and Certain Security Holders
----------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of voting equity securities of the Company as of March 18, 2002 as to
(i) each person who is known by the Company to own beneficially 10% or more of the outstanding shares of such class of voting equity securities of the Company,
(ii) each of the three most highly compensated officers and (iii) all Directors and officers as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the voting equity securities owned by them.

                                                                                             Series A
                                                          Common Stock                     Preferred Stock
                                                   --------------------------      -------------------------------
                                                     Shares        Percent of        Shares        Percent of
         Name of Beneficial Owner or              Beneficially       Shares       Beneficially       Shares
         Number of Persons in Group                 Owned (1)      Outstanding      Owned (1)      Outstanding
         --------------------------                 ---------      -----------      ---------      -----------

      Shareholder Group - Voting Trust (5)          7,392,797.5     74.3  %           5,770           100  %

      Shareholder Group - Adams Parties
        And Voting Trust (6)                        7,392,797.5     74.3              5,770           100

      Robert M. MacTarnahan (5) (6)                 7,392,797.5     74.3              5,770           100

      R. Scott MacTarnahan (5) (6)                  7,392,797.5     74.3              5,770           100

      Charles A. (Tony) Adams (2) (5) (6)           7,392,797.5     74.3              5,770           100

      Peter F. Adams (5) (6)                        7,392,797.5     74.3              5,770           100

      Frederick L. Bowman (2) (3)                        95,445        *                  -             -

      Jerome M. Chicvara (2) (7)                         50,000        *                  -             -

      Mark L. Carver (2)                                 29,100        *                  -             -
      (8)

      All Officers and Directors as a group,
      (9 persons)  (4) (5) (6)                      7,577,242.5     75.2  %           5,770           100  %

     * Represents beneficial ownership of less than 1% of the outstanding Common Stock.

    (1) Beneficial ownership includes voting power and investment power with respect to shares and includes shares issuable upon the exercise of outstanding stock options and warrants.

    (2) The business address for these individuals is 2730 NW 31st Avenue, Portland, Oregon 97210.

    (3) Includes 44,445 shares owned individually by Mr. Bowman, 28,000 shares which may be purchased for $0.54 per share upon exercise of incentive stock options held by Mr. Bowman, and 23,000 shares which may be purchased for $0.59 per share upon exercise of incentive stock options granted to Mr. Bowman on February 22, 2001 and vested on February 22, 2002.

    (4) Includes 217,735.5 shares which may be purchased for prices ranging from $0.54 to $5.33 per share, upon exercise of stock options and warrants held by all Directors and officers, as a group.

    (5) The members of the MacTarnahan Portland Brewing Company Voting Trust (the "Voting Trust") are members of a "group" as that term is used in
         Section 13(d)(3) of the Securities Exchange Act of 1934 ("34 Act"). The members of the Voting Trust are: the Voting Trust, R. Scott MacTarnahan, Jean MacTarnahan, Andrea J. MacTarnahan, Sara M. Whitworth, Black Lake Investments, LLC, the MacTarnahan Limited Partnership, Harmer Mill & Logging Supply Co., The MacTarnahan Family Trust, the R.M. MacTarnahan Trust, and the Ruth A. MacTarnahan Trust. The Trustee of the Voting Trust is Robert M. MacTarnahan. The business address for each of the foregoing parties is: 11270 SW Lynnridge Ave Portland, OR 97225. Pursuant to Rule 13d-5 promulgated under the 34 Act, the group is deemed to beneficially own all shares of the Company which are beneficially owned by any member of the group and therefore the group beneficially owns 4,745,878.75 shares of Common Stock, which includes options and warrants to purchase 55,848.75 shares of Common Stock, and 2,885 shares of Series A Preferred Stock, which is the total number of shares, options and warrants deposited into the Voting Trust by its members. In addition, the Voting Trust is a member of a separate "group" (see footnote 6) and is deemed to beneficially own an additional 2,646,918.75 shares of Common Stock and 2,885 shares of Series A Preferred Stock. Therefore, each member of the Voting Trust is deemed to own 7,392,797.5 shares of Common Stock and 5,770 shares of Series A Preferred Stock.

    (6) The Voting Trust, Charles A. Adams, Electra Partners, Inc. (17675 SW Farmington Road, PMB #470 Aloha, Oregon 97007), the Charles A. Adams Family Trust (4047 SW Shattuck Road, Portland, OR 97221), Katherine McBride Adams (fka Katherine Maxwell Adams) (2636 NE 11th Ave., Portland, OR 97212), Charles F. Adams III (4923 SW Lowell, Portland, OR 97221), and Karban Development Corporation (17675 SW Farmington Road, PMB #470 Aloha, Oregon 97007) are parties to a Voting Agreement dated July 27, 2001 and therefore are members of a "group" as that term is used in Section 13(d)(3) of the 34 Act. Peter F. Adams (17675 SW Farmington Road, PMB #470 Aloha, Oregon 97007) is also a member of the group. Pursuant to Rule 13d-5 promulgated under the 34 Act, the group is deemed to beneficially own all shares of the Company which are beneficially owned by any member of the group and therefore the group beneficially owns 7,392,797.5 shares of Common Stock, which includes options and warrants to purchase 88,735.5 shares of Common Stock, and 5,770 shares of Series A Preferred Stock.

    (7) Includes 50,000 shares which may be purchased for $0.59 per share upon exercise of incentive stock options granted to Mr. Chicvara on February 22, 2001, and vested on February 22, 2002.

    (8) Includes 1,100 shares owned individually by Mr. Carver and 28,000 shares which may be purchased for $0.54 per share upon exercise of incentive stock options held by Mr. Carver.

OPTIONS, WARRANTS AND RIGHTS

The following table sets forth certain information regarding outstanding options and warrants to purchase shares of Common Stock of the Company as of March 18, 2002 as to (i) each person who is known by the Company to own beneficially 10% or more of the outstanding shares of the Company's Common Stock, (ii) each of the three most highly compensated officers and (iii) all Directors and officers as a group.


                                     Number of Shares of Common Stock
                                          Called for by Options
Name of  Holder                                And Warrants              Exercise Price        Date of Exercise
--------------------------------        ----------------------------    -----------------     -------------------

Shareholder Group - Voting Trust (1)              88,735.5               $3.333-$5.333              (2)
Shareholder Group - Adams Parties
  And Voting Trust (1)                            88,735.5               $3.333-$5.333              (2)
Robert M. MacTarnahan (1)                         88,735.5               $3.333-$5.333              (2)
R. Scott MacTarnahan (1)                          88,735.5               $3.333-$5.333              (2)
Charles A. (Tony) Adams                           88,735.5               $3.333-$5.333              (2)
Peter F. Adams                                    88,735.5               $3.333-$5.333              (2)
Frederick L. Bowman                                 51,000                   $0.54                  (3)
Jerome M. Chicvara                                  50,000                   $0.59                  (4)
Mark L. Carver                                      28,000                   $0.54                  (5)

All Directors and officers as a group,
(9 persons)                                      217,735.5                $0.54-$5.33               (6)


    (1) As noted in Item 10 - Security Ownership of Management and Certain Security Holders, Footnotes 5 and 6, each of these holders are members of a "group" as that term is used in Section 13(d)(3) of the 34 Act. Pursuant to Rule 13d-5 promulgated under the 34 Act, the group is deemed to beneficially own all shares of the Company which are beneficially owned by any member of the group and therefore the group beneficially owns 88,735.5 shares of Common Stock which may be acquired under outstanding options and warrants, as noted in the table above.

    (2)  Options and warrants are currently exercisable.

    (3) Options to purchase 8,000 shares of Common Stock issued to Mr. Bowman in January 1996 at $7.00 per share were repriced in May 1999 to $0.54 per share. [See "Remuneration of Directors and Officers-Incentive Stock Option Repricing"]. Additionally, in May 1999, Mr. Bowman was granted options to purchase 20,000 shares Common Stock at $0.54 per share. 28,000 of Mr. Bowman's outstanding options became exercisable on May 20, 2000. In addition, options to purchase 23,000 shares of Common
         Stock were issued to Mr. Bowman in February 2001 at $0.59 per share. These options became exercisable on February 22, 2002.

    (4) Options to purchase 50,000 shares of Common Stock issued to Mr. Chicvara in February, 2001 at $0.59 per share. All of Mr. Chicvara's outstanding options became exercisable on February 22, 2002.

    (5) Options to purchase 28,000 shares of Common Stock issued to Mr. Carver in July 1993 at $3.33 per share were repriced in May 1999 to $0.54 per share. [See "Remuneration of Directors and Officers-Incentive Stock Option Repricing"]. All of Mr. Carver's outstanding options became exercisable on May 20, 2000.

    (6) As of March 18, 2002, options to purchase 113,000 shares of Common Stock were exercisable. As of March 18, 2002, warrants to purchase 76,735.5 shares of Common Stock were exercisable.



Item 11.  Interest of Management and Others in Certain Transactions
-------------------------------------------------------------------

Saxer Brewing Company Asset Purchase

On January 31, 2000, the Company purchased brands and certain equipment from Saxer Brewing Company for 900,000 shares of the Company's common stock, $150,000 cash and a three year agreement to pay certain amounts based on barrel sales of the Saxer and Nor'Wester brands, such amount secured by the Saxer and Nor'Wester brands. In connection with the purchase, Mr. Goebel, a majority shareholder of Saxer Brewing Company, was appointed to the board of the Company. Also in connection with the purchase, the Company and Mr. Goebel entered into a consulting agreement under which Mr. Goebel provided consulting services to the Company relating to brand management and marketing, for $4,500 per month. The consulting agreement terminated on May 31, 2000, and was not extended. In connection with the purchase, Charles A. Adams, the Charles A. Adams Family Trust, Electra, and Mr. Adams' children and Mr. and Mrs. Robert M. MacTarnahan and their children and certain entities controlled by them entered into a voting agreement. The Voting Agreement was terminated in March 2001. In February 2001, Mr. Goebel resigned from the Board of Directors. In 2001, the amount paid based on barrel sales was $67,500. [See Note 4 of Notes to Consolidated Financial Statements].

Harco Products, Inc. Lease Agreement

In connection with the purchase of Harco, the Company entered into a lease with MacTarnahan, an entity controlled by two directors of the Company for approximately 5,600 square feet of space in which Harco operates. Rent under the lease is $2,500 per month and the term of the lease is five years, and can be terminated upon 60 days notice by the Company. [See Note 8 of Notes to Consolidated Financial Statements].

Also in connection with the purchase of Harco, the Company and Mr. R. Scott MacTarnahan entered into a consulting agreement under which Mr. MacTarnahan will provide consulting services to the Company for $2,500 per month. The consulting agreement will terminate upon 30 days notice by the Company or Mr. MacTarnahan.


Lease Agreement with L & L Land Company

In May 1999, the Company entered into a lease of approximately 30,100 square feet of space (the "lease") located in the warehouse and office building commonly known as 2750 N.W. 31st Avenue, Portland, Oregon (the "Adjacent Building"). The Adjacent Building is owned by L & L Land Company (a general partnership consisting of Howard M. Wall, a director of the Company, and his wife, Patricia Wall). The term of the lease is 5 years, with one option to extend the term until June 14, 2008. Rent under the lease is $12,000 per month. In addition, the Company agreed to pay, as additional rent, the real property taxes for and to insure the Adjacent Building and to be responsible for certain types of maintenance and repairs. The lease contains a first opportunity to purchase the Adjacent Building.

The lease is guaranteed by Robert M. MacTarnahan and Charles A. Adams. As part of the lease transaction, L & L Land Company reimbursed the Company for $218,000 for its costs in constructing the shipping dock. In connection with the lease, the Company entered into a sublease with Power Transmission Products, Inc. of approximately 13,000 square feet of office and warehouse space and a portion of the parking lot. The term of sublease is one year, with a one-year renewal and rent is $4,974 per month, plus $365 per month for real property taxes, plus payment of utilities, insurance and interior maintenance. In March 2000, the Company reduced the amount of subleased space from 13,000 square feet to approximately 8,000 square feet. This reduction in subleased space has reduced the month-to-month rental income from $4,974 per month to $3,168 per month. The terms of the lease and sublease were determined to be fair to the Company and approved by all members of the Board of Directors, except Mr. Wall.

License Agreement with Robert M. MacTarnahan

In July 1994, the Company entered into a License Agreement ("License Agreement") with Robert M. MacTarnahan, a director of the Company, and Harmer, a company controlled by Mr. and Mrs. Robert M. MacTarnahan. Pursuant to the License Agreement, (i) Mr. MacTarnahan conveyed to the Company the right to use his surname and its variation "MacTarnahan" as a Company trademark, and (ii) the Company has been granted an exclusive worldwide license to use Mr. MacTarnahan's likeness, image and other personal attributes to promote the sale of the Company's products, merchandise, and related materials. The license expires on December 31, 2093. In consideration of the license grant, the Company must pay a royalty of $1.00 per barrel of MacTarnahan's Scottish Style Amber Ale sold by the Company for the term of the license. The Company has the right to terminate the License Agreement on 30-days' written notice and the license may also terminate under other conditions as specified in the License Agreement. In the event the license is terminated or terminates, the Company must assign its rights to the trademark "MacTarnahan" and the above variations to Mr. MacTarnahan. Royalties paid to Harmer under the License Agreement for 2001 and 2000 were $22,030 and $27,837 respectively, based on the sale of 22,030 and 27,837 barrels, respectively, of MacTarnahan's Scottish Style Amber Ale during the same periods. Effective January 1, 2002, Harmer assigned its rights under the License Agreement, including the right to receive royalties, to Black Lake Investments, LLC, a company controlled by Robert M. MacTarnahan and R. Scott MacTarnahan. On January 15, 2002 the License Agreement was extended to include monthly royalty payments at $1 per barrel for MacTarnahan's Blackwatch Cream Porter and MacTarnahan's Highlander Pale Ale sales effective January 1, 2002.

Lease Agreement with Clan Associates as Tenants-in-common

The Company leased approximately 15,000 square feet for parking at $0.10/sq. ft. from Clan Associates under an oral agreement beginning in April 2000 for $1,500.00 per month. Clan Associates was a tenancy in common between Electra and Harmer. The terms of the lease were determined to be fair to the Company and approved by all disinterested members of the Board of Directors. This property was contributed to PBB LLC and was sold to the Company in August 2001, and this lease agreement was terminated. [See "Recapitalization/PBB, LLC Lease" below].

Lease Agreement with Greenstead = Accounting Resource

The Company leases approximately 1,520 square feet of office space at the Company's facility located at 2750 NW 31st Avenue to Greenstead = Accounting Resource ("Greenstead") under the terms of a Services Agreement dated December 1, 2001 between Greenstead and the Company. Greenstead is owned by affiliates of Charles A. Adams and Peter Adams, directors of the Company. The rent is $950.00 per week.

Recapitalization/PBB LLC Lease

See Item 6 -  Sources  of  Liquidity  and Note 6 and 8 of Notes to  Consolidated
Financial Statements for a description of the related party transactions involved in the recapitalization/reorganization plan.

As a result of the recapitalization/reorganization plan, the Company and PBB LLC terminated the triple net, 15 year lease (with three five-year renewal options) for the real property portion of the Brewery Property located at 2730 NW 31st Avenue, Portland, Oregon. The monthly rent was $24,906 plus property taxes, insurance and maintenance, with an adjustment for inflation or changes in fair market rental value scheduled for July 1, 1998, and July 1, 2003. In connection with the negotiation of this lease, MacTarnahan and Electra each were issued warrants for the purchase of 43,848.75 shares of Common Stock at $3.333 per share, exercisable at any time through December 31, 2002. Under the terms of these warrants, the warrants did not terminate upon termination of the lease.

On November 5, 2001 PBB LLC dissolved, and on November 6, 2001 distributed its assets to its members in proportion to their positive capital account balances. The members of PBB LLC at the time of dissolution were MacTarnahan, Harmer, and Electra. As a result of the distribution of PBB LLC's assets, MacTarnahan received 1,960,878 shares of Common Stock of the Company, Harmer received 1,107,748 shares of Common Stock of the Company, and Electra received 1,207,910 shares of Common Stock of the Company.


                                     Part II

Item 1. Market Price and Dividends on the Registrant's Common Equity and
-------------------------------------------------------------------------
        Other Shareholder Matters
        -------------------------

There is no public trading market for the Company's Common Stock. The Company had 5,680 shareholders of record as of March 18, 2002. The Company has never declared any cash dividends on its Common Stock, nor does the Company intend to do so in the near future. Pursuant to certain loan agreements, the Company cannot declare or pay dividends on any of its outstanding stock, except dividends payable in Common Stock of the Company, without prior written consent of the lenders. Holders of the Company's Series A Preferred Stock are entitled to receive cumulative dividends at the rate of 8% per annum, when and if declared by the Board of Directors, prior to payment of dividends on Common Stock. No cash or stock dividends have been declared to date. The Revolving Line contains a restriction on the payment of dividends on the Company's stock without prior consent of the lender.

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

Item 3. Changes in and Disagreements with Accountants
-----------------------------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 2001.

Item 5. Compliance with Section 16(a) of the Exchange Act
---------------------------------------------------------

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and Directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, Directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during 2001, all executive officers, Directors and greater than 10% shareholders complied with all applicable filing requirements, except that each of Charles A. Adams Family Trust, Charles F. Adams III and Katherine Adams McBride failed to timely file a Form 3.


Item 6. Reports on Form 8-K
---------------------------

During the quarter ended December 31, 2001, the Company filed two reports on Form 8-K: one on November 2, 2001 to report a change in the Company's Certifying Accountant, and one on October 26, 2001 to report the acquisition of assets.

                                    Part F/S


Index to Consolidated Financial Statements
-----------------------------------------
                                                                    Page
                                                                    ----

INDEPENDENT AUDITOR'S REPORT                                       F -1-2


FINANCIAL STATEMENTS

      Consolidated balance sheets                                   F - 3
      Consolidated statements of operations                         F - 4
      Consolidated statements of stockholders' equity               F - 5
      Consolidated statements of cash flows                         F - 6
      Notes to consolidated statements                        F - 7  -  F - 20

                                    Part III

Item 1. and Item 2.        Index to Exhibits and Description of Exhibits
-------------------        ---------------------------------------------
Exhibit   Exhibit
Number    Number
(1-A)    (S-B 601)            Description
-----    ---------            -----------
2.1         3.1          Articles of Incorporation, as amended  (8)
2.2         3.2          Bylaws, as amended (8)
3.1         4.1          Specimen of Common Stock Certificate (1)
3.2         4.2          Warrant issued to Electra Partners, Inc. dated
                         March 25, 1996 (2)
3.3         4.3          Warrant issued to MacTarnahan Limited Partnership dated
                         March 25, 1996 (2)
6.1         10.1         Indenture of Lease between the Company and Portland
                         Brewing Building Partners dated November 4, 1992, as
                         amended (1)
6.2         10.2         Sublease between the Company, Power Transmission
                         Products, Inc., and Pacific Realty Associates, L.P.,
                         dated January 26, 1995 (1)
6.3         10.3         License Agreement between the Company, R. M.
                         MacTarnahan and Harmer Company dated July 1, 1994 (1)
6.4         10.4         The Company's Incentive Stock Option Plan, as amended
                         and Specimen Form Plan Documents (1)(10)
6.5         10.5         Amendment to the Company's Incentive Stock Option Plan
                         (7) (10)
6.6         10.6         The Company's 1994 Nonqualified Stock Option Plan and
                         Specimen Form Plan Documents (1) (10)
6.7         10.7         Distribution Agreement between the Company and Columbia
                         Distributing, dated April 8, 1996 (5)
6.8         10.8         Voting Agreement, dated November 18, 1998 (8)
6.9         10.9         Amendment No. 1 to November 18, 1998 Voting Agreement,
                         dated December 6, 1999 (12)
6.10        10.10        Restated Cash Incentive Plan, as amended (1) (10)
6.11        10.11        The Company's Stock Offering Purchase Plan for
                         Employees and Specimen Form Plan (1) (10)
6.12        10.12        Option to Purchase and Agreement and Option to Lease
                         between the Company and L&L Land Co., dated December
                         1995 (2)
6.13        10.13        Indenture of Lease between the Company and Western
                         Stations Co. dated May 1, 1995 (3)
6.14        10.14        Manufacturing Services Agreement between the Company
                         and The Stroh Brewery Company dated January 31, 1996(4)
6.15        10.15        Loan Agreement, dated February 2, 2000 (6)
6.16        10.16        Lease Agreement between the Company and L&L Land
                         Company, dated May 18, 1999 (certain schedules to the
                         Lease Agreement have been omitted) (9)
6.17        10.17        Sublease Agreement between the Company and Power
                         Transmission Products, Inc., dated May 1, 1999 (9)
6.18        10.18        Business Loan Agreement, dated February 1, 2001 (10)
6.19        10.19        Consulting Agreement between the Company and R. Scott
                         McTarnahan, dated November 1, 1999 (11) (12)
6.20        10.20        Lease Agreement between the Company and MacTarnahan
                         Limited Partnership, dated November 1, 1999 (12)
6.21        10.21        June 12, 2000 Amendment to License Agreement between
                         the Company and Harmer Mill & Logging Supply, Inc.,
                         dated July 1, 1994 (13)
6.22        10.22        July 1, 2000 Amendment to License Agreement between the
                         Company, RM MacTarnahan and Harmer Mill & Logging
                         Supply, Inc., dated July 1, 1994 (14)

6.23        10.23        Letter Agreement, dated March 19, 2001 (15)
6.24        10.24        Purchase and Sale Agreement and Receipt for Earnest
                         Money dated August 12, 2001 (16)
6.25        10.25        Business Loan Agreement dated September 14, 2001 (17)
6.26        10.26        Purchase and Sale Agreement dated October 12, 2001 (18)
6.27        10.27        Modification to Deed of Trust and Loan Documents dated
                         September 19, 2001 (19)
6.28        10.28        Promissory Note and Security Agreement dated
                         November 1, 2001 (20)
6.29        10.29        Business Loan Agreement dated October 21, 2001*
6.30        10.30        Voting Agreement, dated July, 27, 2001 (21)
--          21.0         Subsidiaries of the Registrant (22)
10.0        23.0         Consent of Moss Adams LLP*
10.1        23.1         Consent of Arthur Andersen LLP*

    (1) Incorporated by reference to the Company's Form SB-1 (Commission File No. 33-90914-LA) as filed with the Commission on April 4, 1995.
    (2) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1995 as filed with the Commission on March 28, 1996.
    (3) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1996 as filed with the Commission on May 2, 1996.
    (4) Incorporated by reference to the Company's Form 10-QSB/A No. 1 for the quarter ended March 31, 1996 as filed with the Commission on July 31, 1996.
    (5) Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 1996 as filed with the Commission on November 12, 1996.
    (6) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 2000 as filed with the Commission on May 11, 2000.
    (7) Incorporated by reference to the Company's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, as filed with the Commission on November 17, 1998.
    (8) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1998 as filed with the Commission on March 31, 1999.
    (9) Incorporated by reference to the Company's Form 10-QSB/A for the quarter ended June 30, 1999 as filed with the Commission on August 10, 1999.
    (10) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 2000 as filed with the Commission on April 2, 2001.
    (11) Denotes a management contract or compensatory plan or arrangement.
    (12) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1999 as filed with the Commission on March 28, 2000.
    (13) Incorporated by reference to the Company's Form 10-QSB for the quarter ended June 30, 2000 as filed with the Commission on August 10, 2000.
    (14) Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 2000 as filed with the Commission on November 14, 2000.
    (15) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 2000 as filed with the Commission on April 2, 2001.
    (16) Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 2001 as filed with the Commission on November 14, 2001.
    (17) Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 2001 as filed with the Commission on November 14, 2001.
    (18) Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 2001 as filed with the Commission on November 14, 2001.

    (19) Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 2001 as filed with the Commission on November 14, 2001.
    (20) Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 2001 as filed with the Commission on November 14, 2001.
    (21) Incorporated by reference to Schedule 13D Amendment No. 2 filed by the MacTarnahan Portland Brewing Company Voting Trust and the Adams Parties as filed with the Commission on July 30, 2001.
    (22) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 2001 as filed with the Commission on April 2, 2001.


       *    Filed herewith.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2002.


                                 PORTLAND BREWING COMPANY


                                 By:      /S/  CHARLES A. ADAMS
                                          Charles A. Adams
                                          Chairman of the Board, President and
                                          Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the 29th day of March, 2002.

     Signature                              Title
     ---------                              -----

     /S/  CHARLES A. ADAMS              Chairman of the Board, President and
     ---------------------                  Chief Executive Officer
     Charles A. Adams                   (Principal Executive Officer,
                                         Principal Accounting Officer)

     /S/ FREDERICK L. BOWMAN            Director
     -----------------------
     Frederick L. Bowman

     /S/ ROBERT M. MACTARNAHAN          Director
     Robert M. MacTarnahan

     /S/ R. SCOTT MACTARNAHAN           Director
     R. Scott MacTarnahan

     /S/ HOWARD M. WALL, JR.            Director
     -----------------------
     Howard M. Wall, Jr.

     /S/ WILLIAM J. PRENGER             Director
     ----------------------
     William J. Prenger

     /S/ PETER F. ADAMS                 Director
     --------------------
     Peter F. Adams

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Portland Brewing Company:



We have audited the accompanying consolidated balance sheet of Portland Brewing Company (an Oregon Corporation) and subsidiary as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Portland Brewing
Company and subsidiary as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.





Portland, Oregon
March 8, 2002



                                                                             PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                                                         CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------------

                                                                                         December 31,
                                                                           -----------------------------------------
                                                                                   2001                 2000
                                                                           ---------------------- ------------------
                                     ASSETS
                                     ------
CURRENT ASSETS
       Cash and cash equivalents                                                 $     24,741        $    35,693
       Accounts receivable, net of allowance for doubtful  accounts
                                                                                      669,571            885,632
       Inventories
                                                                                      966,279          1,050,964
       Other current assets                                                                              139,853
                                                                                      276,959
                                                                           ------------------- ------------------
                                Total current assets                                                   2,112,142
                                                                                    1,937,550
                                                                           ------------------- ------------------

PROPERTY AND EQUIPMENT, net                                                         7,161,850          6,401,146

OTHER ASSETS, net                                                                     628,834            808,177
                                                                            ------------------- ------------------
                                Total assets                                     $  9,728,234        $ 9,321,465
                                                                            =================== ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
       Line of credit                                                            $    617,300        $   750,752
       Current portion of long-term debt                                              380,770             26,779
       Accounts payable                                                               927,786          1,506,490
       Customer (keg) deposits held                                                   116,690            138,559
       Accrued payroll and related expenses                                            83,046            160,892
       Other accrued liabilities                                                      402,048            137,021
                                                                           ------------------- ------------------
                                 Total current liabilities                          2,527,640          2,720,493
                                                                           ------------------- ------------------

LONG-TERM DEBT, less current portion                                                1,048,246             43,217
STOCKHOLDER TERM LOAN (Note 6), less current portion                                1,420,000          2,500,000
OTHER LONG-TERM LIABILITIES                                                            85,636             42,500
Series A Redeemable Convertible Preferred Stock, $52 par value,
       10,000 shares authorized, 5,770 shares issued and oustanding,
       liquidation preference of $300,040                                             300,040            300,040

STOCKHOLDERS' EQUITY
       Common stock, no par value; 25,000,000 authorized shares issued
         and outstanding:  9,855,822 (2001) and 4,995,014 (2000)                    9,506,090          8,164,320
       Accumulated deficit                                                         (5,159,418)        (4,449,105)
                                                                           ---------------------- ------------------
                                Total stockholders' equity                          4,346,672          3,715,215
                                                                           ---------------------- ------------------

                                Total liabilities and stockholders' equity       $  9,728,234       $  9,321,465
                                                                           ====================== ==================

See accompanying notes

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                   Year ended December 31,
                                            ----------------------------------
                                                   2001                 2000
                                            -----------------  ---------------

SALES                                           $12,202,588      $12,977,848
Less excise tax                                     442,072          626,164
                                              ---------------- ---------------
              Net sales                          11,760,516       12,351,684
COST OF SALES                                     8,513,949        8,989,853
                                              ---------------- ---------------
GROSS PROFIT                                      3,246,567        3,361,831

GENERAL AND ADMINISTRATIVE EXPENSES               1,514,674        1,634,091
SALES AND MARKETING EXPENSES                      2,182,016        2,777,255
                                              ----------------  --------------
LOSS FROM OPERATIONS                               (450,123)      (1,049,515)

OTHER INCOME (EXPENSE)
     Interest expense, net                         (255,397)        (284,519)
     Other income                                   118,891          112,818
     Other expense                                 (123,684)         (55,722)
                                              ----------------  --------------
                                                   (260,190)        (227,423)
                                              ----------------  --------------

NET LOSS                                         $ (710,313)     $(1,276,938)
                                              ================  ==============

Basic and diluted net loss per common share         $ (0.11)         $ (0.26)
                                              ================  ==============
Shares used in per share calculation              6,691,084        4,920,014
                                              ================  ==============


See accompanying notes.

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                       Common Stock
                                               -----------------------------
                                                                               Accumulated
                                                  Shares         Amount          Deficit           Total
                                               -------------  --------------  ---------------  --------------

Balance,  December  31,   1999                    4,094,714     $ 7,662,508     $(3,172,167)      $4,490,341

Common stock issued in connection with
acquisition of
     Saxer Brands                                   900,000         486,000                -         486,000

Reconciliation of stock outstanding
                                                        300               -                -               -

Compensation expense on variable stock
option plan                                                          15,812                -          15,812

Net loss                                                  -               -      (1,276,938)     (1,276,938)
                                               -------------  --------------  ---------------  --------------

Balance, December 31,  2000                       4,995,014       8,164,320      (4,449,105)       3,715,215

Common stock issued from stock
     option plan                                      5,500           2,970                -           2,970

Common stock issued in connection with
the sale of stock related to
     property  acquisitions                       4,855,308       1,338,800                -       1,338,800

Net loss                                                  -               -        (710,313)       (710,313)
                                               -------------  --------------  ---------------  --------------
                                               -------------  --------------  ---------------  --------------

Balance,  December 31,  2001                      9,855,822     $ 9,506,090     $(5,159,418)      $4,346,672
                                               =============  ==============  ===============  ==============
                                               =============  ==============  ===============  ==============

See accompanying notes.

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                   Year ended December 31,
                                                                            -------------------------------------
                                                                                  2001                 2000
                                                                            ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                  $ (710,313)         $ (1,276,938)
     Adjustments to reconcile net loss to net cash from
        operating
     activities:
         Depreciation                                                              843,629               888,315
         Amortization                                                              320,490               257,930
         Allowance for doubtful accounts                                            31,156                16,570
         Loss on disposition of assets                                              19,979                 4,884
         Compensation expense on variable stock option plan                              -                15,812
         Changes in assets and liabilities, net of effect of acquisitions:
             Accounts receivable                                                   184,905             (247,138)
             Inventories                                                            84,685             (321,111)
             Other current assets                                                (114,973)                78,697
             Other assets                                                            5,657              (83,810)
             Accounts payable                                                    (578,704)               697,121
             Customer deposits held                                               (21,869)                 6,738
             Accrued payroll and other accrued liabilities                         187,181             (156,273)
             Other liabilities                                                      43,136              (37,500)
                                                                            ---------------    ------------------

                             Net cash from operating activities                    294,959             (156,703)
                                                                            ---------------    ------------------

CASH FLOWS FROM INVESTING  ACTIVITIES
     Purchase of property and equipment                                          (136,477)             (481,392)
     Proceeds from sale of property and equipment                                   21,850                76,024
     Purchase of acquired business assets                                                -             (150,000)

                                                                            -------------------------------------
                         Net cash from investing activities                      (114,627)             (555,368)
                                                                            ---------------    ------------------

CASH FLOWS FROM FINANCING  ACTIVITIES
     Net borrowings (paydown) under line of credit                               (133,452)               315,287
     Repayments of long-term debt                                                (148,734)              (70,529)
     Proceeds from stockholders' loans                                                   -               400,000
     Repayment of stockholders' loans                                            (830,000)                     -
     Proceeds from sale of common stock                                              2,970                     -
     Proceeds from issuance of common stock                                      1,082,779                     -
     Costs related to issuance of common stock                                   (164,847)                     -
                                                                            ---------------    ------------------
                         Net cash from financing activities                      (191,284)               644,758
                                                                            ---------------    ------------------

Net decrease in cash and cash equivalents                                         (10,952)              (67,313)

CASH AND CASH EQUIVALENTS, beginning of year                                        35,693               103,006
                                                                            ---------------    ------------------

CASH AND CASH EQUIVALENTS, end of year                                          $   24,741           $    35,693
                                                                            ===============    ==================

NONCASH TRANSACTIONS:
     Common stock issued in connection with acquisitions                       $ 1,338,800           $   486,000
     Capital lease addition                                                    $         -           $    27,720
     Assumptions of debt in connection with acquisitions                       $ 1,256,701           $         -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                                    $   255,397           $   325,544


See accompanying notes.

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------


NOTE 1   -    DESCRIPTION OF BUSINESS

    Portland Brewing Company ("the Company") was incorporated in Oregon in November 1983. The Company opened its first brewery in January 1986 at 1339 NW Flanders Street in Portland, Oregon which operated until November 1998, when the Company sold the Flanders Street facility. The Company continues to operate a brewery at 2730 NW 31st Avenue in Portland, Oregon, which has a capacity of approximately 135,000 barrels of ale per year, and includes a restaurant, The TapRoom, open to the public. The Company also operates a hand truck manufacturing company, "Harco Products, Inc." in Beaverton, Oregon which was purchased in October 1999.


NOTE 2   -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary (Harco Products, Inc.). All significant intercompany balances have been eliminated.

    Revenue Recognition - Revenue from the sale of products is recognized at the time of shipment to the customer when title has passed.

    Customer Deposits - Customer deposits held represent the Company's liability for deposits charged to customers for returnable containers. The Company collects a deposit as they sell product in returnable containers and credits the customer's account as the containers are returned to the Company.

    Inventories - Inventories are stated at the lower of average cost, which approximates the first-in, first-out (FIFO) method, or market. Raw materials include amounts related to the Company's hand truck business. Inventories consist of the following:

                                                     December 31,
                                        --------------------------------------
                                        --------------------------------------
                                                2001               2000
                                        -------------------- -----------------
               Raw materials                      $ 463,402         $ 480,045
               Work-in-process                      162,684           159,898
               Finished goods                       288,905           341,362
               Merchandise                           51,288            69,659
                                        -------------------- -----------------
                                                  $ 966,279        $1,050,964
                                        ==================== =================

    Property and Equipment - Property and equipment are stated at cost. Interest costs related to the construction of certain long-term assets are capitalized and amortized over the estimated useful lives of the related assets.

    Property and equipment consists of the following:

                                                          December 31,
                                             --------------------------------
                                                    2001              2000
                                             ---------------    --------------
               Land and buildings               $ 1,568,000       $         -
               Plant and equipment                8,230,739         8,248,801
               Leasehold improvements             1,621,315         1,605,275
               Office and laboratory equipment
                and vehicles                        784,741           744,301
               Kegs                                 627,990           627,990
               Construction in progress              92,795           156,172
                                             ---------------    --------------
                                                 12,925,580        11,382,539
               Less accumulated depreciation     (5,763,730)       (4,981,393)
                                             ---------------    --------------

                                                $ 7,161,850       $ 6,401,146
                                             ===============    ==============

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------

NOTE 2   -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Property and equipment is depreciated using the straight-line method over estimated useful lives as follows:
                                                            Years
                                                            -----
               Building                                       39
               Plant and equipment                          10-20
               Office and laboratory equipment
                  and vehicles                               5-10
               Leasehold improvements                        5-15
               Kegs                                            5


    Intangible Assets - Intangible assets consist of package design costs, plates and dies, trademarks, goodwill and brand names acquired from acquisitions. Trademarks are amortized on a straight-line basis over three years. Package design costs and plates and dies are amortized on a straight-line basis over twelve months. Goodwill and brand names are amortized on a straight-line basis over five years. The Company believes these useful lives are appropriate based upon such factors as product life, profitability and the general industry outlook. Packaging costs and plates and dies are included in current assets. Trademarks, goodwill and brand name assets are included in other assets on the accompanying balance sheets. Amortization expense related to intangible assets was $320,490 and $231,938 for the years ended December 31, 2001 and 2000, respectively.

    The Company adopted a change in accounting estimate that relates to the amortization period of packaging design costs, and plates and dies used in packaging. In prior periods, these costs were capitalized and amortized over a three-year period. The new estimate will amortize these costs over a twelve-month period. The Company believes that customer loyalty in the craft beer market has drastically diminished because of the number of options available and the tendency of larger breweries to utilize marketing dollars to gain market share. Consequently, management believes a one-year amortization period for these types of costs better reflects the life cycle of the packaging design and the industry standard. The change in accounting estimate did not have a material impact on the financial statements.

    In June 2001 the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The annual amortization of existing goodwill of approximately $7,800 ceased on December 31, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002. At this time, the Company does not expect to recognize any material impairment charge.

    Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws and tax rates. Deferred income tax expenses or credits are based on the changes in the financial statement basis versus the tax basis in the Company's assets or liabilities from period to period. See Note 7.

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------


NOTE 2   -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Net Loss Per Share - The Company has adopted SFAS No. 128, Earnings per Share. Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share for all periods presented is the same as basic net loss per share since all potential dilutive securities are excluded because they are anti-dilutive.

    The dilutive effect of stock options outstanding for the purchase of 242,050 and 329,750 shares at December 31, 2001 and 2000, respectively, warrants for the purchase of 87,697.5 shares at December 31, 2001 and 2000 and 577,000 shares of common stock into which the outstanding Series A Reedeemable Convertible Preferred Stock are convertible at December 31, 2001, and 2000 were not included in loss per common share calculations, because to do so would have been anti-dilutive.

    Advertising  Costs -  Advertising  costs are  expensed  as  incurred.  Total
    advertising   expense  was   $253,500   and   $344,527  in  2001  and  2000,
    respectively.

    Fair Value of Financial Instruments and Concentration of Credit Risk - All current assets and liabilities are carried at cost, which approximates fair value because of the short-term nature of those instruments. The recorded amounts of the Company's long-term debt also approximate fair value, as estimated using discounted cash flow analysis.

    Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of trade accounts receivable. Assets for which the Company had credit risk totaled $721,012 and $905,917 at December 31, 2001 and 2000, respectively. Two distributors accounted for 21% and 22% of total trade accounts receivable as of December 31, 2001 and 32% and 13% of total trade accounts receivable as of December 31, 2000. For the year ended December 31, 2001 and 2000, 45% percent and 47%, respectively, of net sales were through two distributors.

    Reclassifications - Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

    Recent Accounting Pronouncements - In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The statement will be effective for the 2002 calendar year, and early adoption is permitted. The adoption of SFAS 143 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amounts or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include portions of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. The statement is effective for the 2002 fiscal year, and early adoption is permitted. The adoption of SFAS 144 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------

NOTE 2   -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 3   -    RECAPITALIZATION/REORGANIZATION PLAN

    The Company experienced significant operating losses during the years ended December 31, 2001 and 2000, and has continued to incur losses in the first quarter of 2002. Operating results have fluctuated and may continue to fluctuate as a result of many factors including lower sales volumes and selling prices, increases in transportation, utility and insurance costs as well as increased depreciation and other fixed operating costs as a percent of sales during periods when the Company's brewery is at less than full capacity, changes in product mix, and increased selling and marketing costs incurred as the Company protects its business in existing markets.

    The Company's working capital requirements over the next year are expected to be met partially from cash flow through operations, funds available under the Company's revolving line of credit and, if appropriate and available, additional equity offerings and/or borrowings from other lenders.

    Effective as of July 31, 2001, the Board of Directors ratified, confirmed and adopted a recapitalization / reorganization plan for the Company which included the following elements: (a) re-forecasting and re-sizing the current operations; (b) refinancing and increasing the revolving loan with Western Bank; (c) issuing common stock for the contribution of certain real property; (d) issuing common stock for the contribution of the brewery land, building and related equipment, and assumption of debt related to the brewery; and (e) refinancing the Company's term debt. The purposes of the recapitalization/reorganization plan were to obtain and stabilize short-term and long-term financing, lower operating costs and acquire capital assets which could be sold or used as collateral. Since the various transactions involved affiliates of the Company, the plan and certain transactions were approved by the board of directors after full disclosure of the material facts and determinations that the transactions were fair to the Company.

    On August 9, 2001, Portland Brewing Building, L.L.C. ("PBB LLC") and Electra Partners Inc. ("Electra") contributed to the Company approximately 1.5 acres consisting of a parking lot and a 16,000 square foot building located between 29th and 30th on Industrial Avenue ("Parking Lot") in exchange for 3,472,560 shares of its common stock valued at $.25 per share. The Parking Lot was valued by using the ad valorum property tax assessment. The members of PBB LLC are MacTarnahan Limited Partnership ("MacTarnahan"), Harmer Mill & Logging Supply Co. ("Harmer") and Electra. MacTarnahan and Harmer are owned by affiliates of Robert M. MacTarnahan and R. Scott MacTarnahan. Electra is owned by affiliates of Charles A. (Tony) Adams and Peter F. Adams.

    On  September  14,  2001,  Western  Bank  and the  Company  entered  into an unsecured loan for $182,741. This loan replaced the loan between Western Bank and PBB LLC, and was made in preparation for a transfer of certain real property and associated personal property (the "Brewery Property"). This loan is guaranteed by several of the Company's shareholders. On October 12, 2001, PBB LLC contributed the Brewery Property to the Company in exchange for 1,382,748 shares of common stock, valued at $.25 per share, and the Company's assumption of indebtedness in the amount of $1,256,701 (which consists of the unsecured Western Bank loan described above, and indebtedness to Capital Crossings Bank) and secured by certain real and personal property. The real property was valued based on the ad valorum property tax assessments while the value of the personal property was determined by using PBB LLC's net book value.

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------


NOTE 3   -    RECAPITALIZATION/REORGANIZATION PLAN (continued)

    On November 1, 2001, the Company replaced its Western Bank term debt (due in November 2001) with a new term loan of $1,700,000 from the MacTarnahan Limited Partnership ("MacTarnahan Term Loan"). The MacTarnahan Term Loan is a three year facility, secured with the Company's personal property (priority is subject to existing liens). Interest is payable monthly at a floating per annum rate of 1.25% above the prime rate published in the Wall Street Journal (Western Edition) (6.00% at December 31, 2001). Principal payments of not less than $15,000 are payable monthly and two additional principal payments of not less than $35,000 are payable semi-annually. The principal may be prepaid at any time. The MacTarnahan Term Loan contains certain covenants including restrictions on additional encumbrances.

    As a result of the recapitalization/reorganization plan, (i) the Company down-sized and reduced costs; (ii) the Company's revolving facility was increased and renewed to August 2002; (iii) the Company's term debt was reduced to $1,700,000 and refinanced to mature in 2004; (iv) the Company's brewery lease payments for the brewery as well as the rent payments for the personal property were eliminated, and the Company assumed debt of approximately $1,257,000; and (v) a long-term parking easement was secured as well as the rental obligation eliminated. Following the recapitalization, affiliates of the MacTarnahans and Adams together own approximately 74.5% of the common stock of the Company, based on the beneficial ownership as reported on Schedules 13D.


NOTE 4   -    ACQUISITIONS

    Saxer Brewing Company Brand Purchase - On January 31, 2000, the Company purchased brands and certain equipment from Saxer Brewing Company in exchange for stock, cash and other consideration. The purchase price was determined as follows:

           Shares issued at FMV (900,000 @ $.54/share)          $   486,000

           Cash consideration paid                                  150,000

           Minimum payment due under earn-out agreement             200,000

           Assumption of liabilities                                 29,688

           Legal costs incurred                                      63,095
                                                                 ----------

           Total acquisition cost                               $   928,783
                                                                 ==========

    The purchase price of approximately $929,000 was allocated: $779,000 to the estimated fair value of the brands acquired and $150,000 to certain equipment and vehicles acquired. The brand intangible is amortized using the straight-line method over five years.

    The minimum earn-out agreement requires annual payments over a three-year period totaling $200,000 for the rights to the Saxer and Nor'wester brands. The earn-out payment is secured by the Saxer and Nor'wester brands. Additional royalties will be paid if certain pre-established levels of barrel sales are exceeded. The Company must pay $12 per barrel on all barrel sales exceeding 10,000 barrels for the twelve month period ended January 31, 2001, $7.50 per barrel on all barrel sales exceeding 6,667 barrels for the twelve month period ended January 31, 2002 and $5.00 per barrel on all barrel sales exceeding 6,000 barrels for the twelve month period ended January 31, 2003. The Company has recorded all expected liabilities associated with this earn-out agreement.

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------

NOTE 5   -    LINE OF CREDIT

    Effective August 1, 2001, the Company entered into a $1,200,000 revolving line of credit ("Revolving Line") with Western Bank which expires on August 1, 2002 and replaced the existing $1,000,000 revolving line with Western Bank. At December 31, 2001 and December 31, 2000, $617,300 and $750,752 were outstanding, respectively. The Revolving Line is secured by a first lien on the Company's accounts receivable and inventory and is guaranteed by certain shareholders. Interest is payable monthly at a floating per annum rate of 1% above the prime rate published in the Wall Street Journal (Western Edition) (5.75% at December 31, 2001). The Revolving Line contains certain covenants including restrictions on additional indebtedness and payment of dividends without the permission of the lender. The Company was in compliance with all covenants at December 31, 2001.


NOTE 6   -    LONG-TERM DEBT

                                                                          December 31,
                                                               -------------------------------
                                                                    2001            2000
                                                               --------------- ---------------
        Note payable to MacTarnahan Limited Partnership, a
          shareholder; due in monthly principal payments of $15,000
          plus interest with two additional principal payments of
          $35,000 due in April 2002
         and July 2002;  interest payable at prime plus 1.25%
          (6.00% at  December 31, 2001); collateralized
          by receivables, inventory, equipment and
          general intangibles; due November 2004.                  $1,670,000      $2,500,000

        Note payable to Capital Crossings Bank; due in monthly
          principal and interest payments of $10,804 with a balloon
          payment of $880,287; interest payable at 9.01%;
          collateralized by certain real and personal property related to the Brewery building and land;
          due November 2003.                                          966,974               -

        Note payable to Western Bank; due in monthly principal and interest payments of $5,689; interest payable at prime plus
          1.50% (6.25% at December 31,
          2001); due September 2004.                                  168,824               -

        Accounts payable to certain vendors resulting from the
          conversion of current amounts due to five-year payment
          plans; due in monthly principal and interest payments
          totaling $1,668; interest payable at 6.00%;
          due September 2003.                                          31,668          49,206

        Lease payable to vendor; due in monthly principal and
          interest payments of $770; interest payable at 6.31%;
          collateralized by specific equipment; due March 2003.        11,550          20,790
                                                                 ------------- ---------------

                                                                    2,849,016       2,569,996
        Less current portion                                        (380,770)        (26,779)
                                                                 ------------- ---------------

                                                                   $2,468,246      $2,543,217
                                                                 ============= ===============

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------


NOTE 6   -    LONG-TERM DEBT (continued)

    In 1998, the Company obtained a $2,100,000 term loan from MacTarnahan, a shareholder. This $2,100,000 term loan was secured by receivables, inventory, equipment and general intangibles of the Company, with interest at a per annum rate equal to the prime lending rate of the Bank of the Northwest plus 1%. The term loan required interest only payments with the total balance due upon maturity. On January 31, 2000, the principal amount of the term loan was increased to $2,500,000 and the maturity date was extended from January 31, 2000 to April 1, 2001. In February 2001, the Company refinanced the $2,500,000 term loan with Western Bank. This new term loan was secured by the Company's personal property and guaranteed by certain of the Company's shareholders, including MacTarnahan. The original maturity date of the replacement term loan was August 2, 2001, and was extended to November 2, 2001. The interest rate was equal to the prime lending rate of Western Bank plus 0.5%. On November 1, 2001, the Company paid down the Western Bank term loan by $800,000 and then replaced the term loan with a new term loan of $1,700,000 from MacTarnahan Limited Partnership. The MacTarnahan Term Loan is a three-year facility, secured with the Company's personal property (priority is subject to existing liens). The MacTarnahan Term Loan contains certain covenants including restrictions on additional encumbrances.

    Principal  payment   requirements  on  long-term  debt,  and  capital  lease
    obligations are as follows for the years ending December 31:

                   2002                             $ 380,770
                   2003                             1,181,860
                   2004                             1,286,386
                   2005                                     -
                   2006                                     -
                Thereafter                                  -
                                                --------------

                                                  $ 2,849,016
                                                ==============


NOTE 7   -    INCOME TAXES

    The Company is in a net deferred tax asset position and has generated net operating losses to date. Accordingly, no provision for or benefit from income taxes has been recorded in the accompanying statements of operations for 2001. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's net deferred tax assets will be realized. The Company has a pretax net operating loss carryforward of approximately $6 million which is available to offset future taxable income, if any, expiring through the year 2020.

    The components of the net deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

                                                           December 31,
                                                      ---------------------
                                                        2001          2000
                                                      ---------    --------

           Deferred tax assets, current
               Basis difference in inventory          $ 47,887     $ 33,202
               Other                                    49,086       42,799
                                                      ---------    ---------
                                                      ---------    ---------

                   Total current deferred tax assets    96,973       76,001
                                                      ---------    ---------

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------

NOTE 7   -    INCOME TAXES (continued)

                                                          December 31,
                                                   ---------------------------
                                                       2001            2000
                                                   ----------        ---------

       Deferred tax assets, long-term
           Intangible assets                            77,966          37,306
           Net operating loss carryforwards          2,506,997       2,324,574
           Tax credits                                 102,701         102,701
                                                   ------------    ------------

               Total long-term deferred tax assets   2,687,664       2,464,581

       Deferred tax liabilities, long-term
           Basis difference in property, plant and
             equipment                               (798,644)       (708,200)
                                                   ------------    ------------

               Net long-term deferred tax assets     1,889,020       1,756,381
                                                   ------------    ------------

       Net deferred tax assets                       1,985,993       1,832,382
       Less valuation allowance                    (1,985,993)     (1,832,382)
                                                   ------------    ------------

                                                     $      -        $      -
                                                   ============    ============

    The difference between the actual income tax provision (benefit) and the tax provision (benefit) computed by applying the statutory federal tax rate to income (loss) before taxes is attributable to the following:

                                                  Year ended December 31,
                                              ----------------------------------
                                                 2001               2000
                                              --------------------------------

       Federal statutory income tax benefit $(241,506) (34%)   $(485,236)  (34%)
       State statutory income tax benefit     (28,413)  (4%)     (51,078)   (4%)

       Reversals at rates different than
         originally booked                     116,308   16%          -      0%
       Change in valuation allowance for
         deferred tax assets                   153,611   22%      536,314   38%
                                            ----------------  ------------------
                                            ----------------  ------------------

                                            $         -   0%   $      -      0%
                                            ================  ==================


NOTE 8   -        RELATED PARTY TRANSACTIONS

    Lease Agreement with Portland Brewing Building, L.L.C. - The Company leased the property at 2730 NW 31st Avenue in Portland, Oregon from PBB, L.L.C., which was an entity controlled by an officer and director and two other directors of the Company. The monthly rent was $24,906 plus property taxes, insurance and maintenance, with an adjustment for inflation or changes in fair market rental value on July 1, 1998 and July 1, 2003. The lease was to expire in August 2008. In October 2001, the brewery land and building were purchased by the Company, thereby terminating the Company's lease agreement with PBB, L.L.C. In connection with the original negotiation of the lease in 1992, the Company granted the lessors a warrant to purchase 87,697.5 shares of Common Stock. The warrants are exercisable at any time through December 31, 2002, at an exercise price of $3.333 per share.

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------


NOTE 8   -    RELATED PARTY TRANSACTIONS (continued)

    Lease Agreement with L & L Land Company - In 1999, the Company entered into a lease for approximately 30,100 square feet of space in a building adjacent to the main brewery with a related party, L & L Land Company ("L & L"). The term of the lease is 5 years, with one option to extend the term until June 14, 2008. Rent under the lease is $12,000 per month. In addition, the Company agreed to pay the real property taxes on the building, provide insurance and to make various maintenance and repairs. The lease contains a first opportunity to purchase the adjacent building. The lease is guaranteed by two shareholders of the Company. In connection with the lease, the Company entered into a sublease with another party for approximately 13,000 square feet of office and warehouse space and a portion of the parking lot. The term of the sublease is month to month and rent is $4,974 per month, plus $365 per month for real property taxes, plus payment of utilities, insurance and interior maintenance. In 2000, the Company reduced the amount of subleased space from 13,000 square feet to approximately 8,000 square feet. This reduction in subleased space has reduced the month-to-month rental income from $4,974 to $3,168 per month.

    Lease Agreement with MacTarnahan Limited Partnership - In October 1999, in connection with the purchase of Harco Products, Inc., the Company entered into a lease with a related party. Rent under the lease is $2,500 per month. The term of the lease is five years, and can be terminated upon 60 days notice by the Company.

    The Company believes that the terms and conditions of its leases are fair and reasonable and are no less favorable to the Company than could be obtained from unaffiliated parties.

    The following is a schedule of minimum future operating lease payments on the above-mentioned leases for the years ending December 31:

                2002                             $ 180,925
                2003                               180,925
                2004                                77,040
                                             --------------

                                                 $ 438,890
                                             ==============

    Rent expense incurred on operating leases was $388,657 and $437,625 in 2001 and 2000, respectively.

    License Agreement - The Company has a license agreement with one of its board members to utilize his name and likeness. The amount of the royalty owed is $1 per barrel of MacTarnahan's Ale sold. Royalties paid under the license agreement for 2001 and 2000 were $22,030 and $27,837, respectively, based on the sale of 22,030 and 27,837 barrels, respectively, of MacTarnahan's Ale during the same periods. Subsequent to year end, the Company was notified that the board member was requesting, consistent with the licensing agreement, an additional $1 per barrel on MacTarnahan's Black Watch Cream Porter and MacTarnahan's Highland Pale Ale sold. This is in addition to the royalty already paid on the MacTarnahan's Ale. The royalties on the Black Watch Cream Porter and MacTarnahan's Highland Pale Ale are for all barrel sales beginning January 1, 2002.

    Acquisition of Building and Parking Lot - The Company acquired a building and adjacent parking lot from a related party during the fiscal year end 2001. In exchange for the building and parking lot, the Company issued 3,472,560 shares of its common stock valued at $.25 per share or $868,140. Within a month of acquiring the parking lot and building from the related party, the building and the parking lot were sold to an unrelated third party for $1,150,000 and a 15-year easement to use 25 parking spaces. Given the related party nature of the original acquisition of the building and parking lot, the amount of the subsequent sale was used to value the transaction. The Company recorded the acquisition of the parking lot and building as follows:

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------


NOTE 8   -    RELATED PARTY TRANSACTIONS (continued)

           Subsequent sales price of building and parking lot     $1,150,000

           Value assigned to easement received                        75,181

           Closing costs                                            (67,098)

           Offering costs                                          (163,793)
                                                               --------------
           Net value of common stock recorded at
               September 30, 2001                                  $ 994,290
                                                               ==============

    The Company recorded no gain or loss on the sale of the parking lot and building. The value assigned to the easement will be amortized over the life of the agreement and is included in other assets on the Company's balance sheet.

    Acquisition of Brewery Property - On October 12, 2001, PBB LLC contributed a portion of the Brewery Property (2730 NW 31st Avenue) to the Company in exchange for $345,687 in common stock (1,382,748 shares at $.25 per share), the Company's assumption of indebtedness in the amount of $1,073,960 and financed new debt in the amount of $182,741. In addition, the Company incurred closing costs of $1,053. The real property was valued ($1,568,000) based on the ad valorum property tax assessments while the value of the personal property ($35,441) was determined by using PBB LLC's net book value which management believes approximates the fair market value of the property received. The assumed indebtedness consists of a note to Capital Crossing Bank in the amount of $1,073,960. The Capital Crossing note matures in November 2003, and requires monthly payments of $10,804 including interest of 9.01% beginning November 9, 2001 with all unpaid principal and interest due on the maturity date. The new debt is with Western Bank, as of September 14, 2001, in anticipation of the transfer of the property to the Company. The Western Bank note matures September 15, 2004 and requires monthly payments of $5,689 including interest at prime plus 1.5% beginning October 15, 2001.

    Outsourcing of Accounting - During the current year, the Company outsourced the accounting function to Greenstead = Accounting Resource ("Greenstead"). Greenstead is owned by Charles A. Adams and Peter F. Adams, shareholders of the Company. The Company incurred $65,175 for accounting services performed by Greenstead during the year ended December 31, 2001. At December 31, 2001, the Company owed Greenstead $930.


NOTE 9   -     PREFERRED STOCK

    On March 1, 1999, two shareholders of the Company purchased 2,885 shares each of the Company's Series A Convertible Redeemable Preferred Stock ("Series A") for $52 per share, resulting in aggregate proceeds to the Company of $300,040.

    Each share of Series A is convertible on February 25, 2004, into fully paid and non-assessable shares of Common Stock at a rate of 100 shares of Common Stock for each share of Series A. The conversion ratio, which is currently 100 to 1, is subject to adjustment in the event of stock splits or stock dividends. Unless converted, the Company must redeem the Series A shares on February 25, 2004, at $52 per share plus any declared but unpaid dividends, in cash or in 24 equal monthly payments bearing interest at 12% per annum. As of the date of this filing, the Company's Board of Directors have neither declared nor intend to declare dividend payments. Each shareholder of Series A is entitled to the number of votes equal to the number of shares of Common Stock into which the Series A shares can be converted and the Series A shares are entitled to vote as a separate class. Each shareholder of Series A is entitled to receive cumulative dividends at the rate of 8% per annum, when and if declared by the Board of Directors, prior to payment of dividends on Common Stock. In the event of any liquidation or dissolution of the Company, either voluntary or

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------


NOTE 9   -     PREFERRED STOCK (continued)

    involuntary, each shareholder of Series A shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds to the holders of Common Stock, an amount equal to $52.00 per share for each share of Series A and, in addition, an amount equal to all declared but unpaid dividends on Series A.


NOTE 10  -    STOCK-BASED COMPENSATION PLANS

    Incentive Stock Option Plan - The Company's Incentive Stock Option Plan ("ISOP") is administered by the Board of Directors and provides for grants of options to acquire shares of the Company's common stock, subject to the limitations set forth in the ISOP. The number of stock options available for grant under the ISOP is 400,000. Pursuant to the ISOP, the Board of Directors has the authority to set the terms and conditions of the options granted, but cannot set the option exercise price at less than 100 percent of the fair market value of the subject shares of common stock at the time the option is granted.

    In May 1999, options to purchase 118,800 shares of Common Stock at prices ranging from $3.33 to $7.00 per share were repriced and regranted on different terms, of which options to purchase 72,000 shares were held by executive officers of the Company. Repriced options were issued at exercise prices of $0.54 per share to $0.594 per share. All of the repriced options became exercisable on May 20, 2000. Pursuant to Accounting Principles Board Opinion No. 25 ("APB 25"), options that are repriced after June 1998 are subject to variable plan accounting. The Company recorded compensation expense of $15,812 for the year ended December 31, 2000, related to the change in the exercise price of the options and the fair value of the Company's common stock.

    Activity under the ISOP is summarized as follows:

                                                Shares              Exercise
                                              Subject to              Price
                                               Options             Per Share
                                            ---------------    -----------------

            Balances, December 31, 1999            361,550      $0.54 - $0.59
            Options canceled                      (45,300)      $0.54 - $0.59
                                            ---------------    -----------------

            Balances, December 31, 2000            316,250      $0.54 - $0.59

            Options granted                         73,000          $0.59
            Options exercised                      (5,500)      $0.54 - $0.59
            Options canceled                     (155,200)      $0.54 - $0.59
                                            ---------------    -----------------

            Balances, December 31, 2001            228,550       $0.54 - $0.59
                                            ===============    =================



    Nonqualified Stock Option Plan - In August 1994, the Board of Directors approved a Nonqualified Stock Option Plan ("NQSOP"). The NQSOP provides for the issuance of 45,000 stock options to employees, nonemployee members of the Board of Directors, consultants and other independent contractors who provide valuable service to the Company, at a minimum of 85 percent of fair market value and have a term of 10 years. Options to purchase 13,500 shares at $5.33 each were outstanding and exercisable at December 31, 2001 and 2000. There were no shares canceled during the year ended December 31, 2001.

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------


NOTE 10  -    STOCK-BASED COMPENSATION PLANS (continued)

    Statement of Financial Accounting Standards No. 123 (SFAS 123) - SFAS 123 defines a fair value based method of accounting for employee stock options and similar equity instruments and encourages all entities to adopt that method of accounting for all employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board No. 25 ("APB 25"). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied.

    The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted using the Black-Scholes option-pricing model as prescribed by SFAS 123. 73,000 options were granted in 2001 and were valued using the following weighted average assumptions:

              Risk-free interest rate            4.7%
              Expected dividend yield               0%
              Expected lives                     5 years
              Expected volatility                318%

    The total value of options granted during 2001 was computed as approximately $43,055 amortized on a pro forma basis over the respective vesting period of the options (one year). The weighted average fair value of options granted during 2001 was $0.59 per share. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's pro forma net loss and pro forma net loss per share for the years ended December 31, 2001 and 2000 would have been as follows:

                                       As Reported           Pro Forma
                                    -----------------    -----------------
              2001
              Net loss                $ (710,313)          $  (753,368)
              Net loss per share      $    (0.11)          $     (0.11)

              2000
              Net loss                $(1,276,938)         $(1,283,484)
              Net loss per share      $     (0.26)         $     (0.26)


    The effect of applying SFAS 123 in this pro forma disclosure is not indicative of future results. SFAS 123 does not apply to awards prior to January 1, 1995. Additional awards are anticipated in future years.

    The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date as of December 31, 2001:

                  Options Outstanding                 Options Exercisable
       -----------------------------------------------------------------------------------------

                                       Weighted
                         Number         Average     Weighted      Number         Weighted
                     Outstanding at    Remaining     Average   Exercisable at     Average
           Exercise   December 31,    Contractual   Exercise    December 31,     Exercise
            Price         2001       Life (Years)    Price         2001            Price
       ----------------------------- ------------------------ ---------------  --------------

       $0.54 - $0.59    228,550          8.0           $0.56     155,550         $  0.54
           5.33          13,500          2.7            5.33      13,500            5.33
                     ---------------                          ---------------
           Totals       242,050                                  169,050
                     ===============                          ===============

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------


NOTE 10  -    STOCK-BASED COMPENSATION PLANS (continued)

    Cash Incentive Plan - The Company may award its officers and employees, under its Restated Cash Incentive Plan ("the Plan"), bonuses in an amount up to 10% of net operating profits before taxes. Awards under the Plan will be allocated among the officers and employees in accordance with the provisions of the Plan at the discretion of the Board of Directors. No amounts were awarded in 2001 or 2000 under the Plan.

    401(k) Plan - The Company has a 401(k) deferred compensation plan (the "401(k) Plan"). The 401(k) Plan covers all employees over 21 years of age that have worked for the Company for over one year. The 401(k) Plan allows for entrance on a quarterly basis.

    The maximum contribution by each employee is 15% of his or her pay. The Company may make discretionary contributions. Full vesting of any employer contributions occurs after five years of service. During 2001 and 2000, the Company made no discretionary contributions to the 401(k) Plan.


NOTE 11  -    SEGMENT INFORMATION

    The Company is organized into three product-based segments: brewery operations, restaurant operations and hand truck manufacturing. The Company's brewery segment brews and sells specialty beer in its Portland, Oregon brewery, which is sold to distributors and retail customers. The Company's restaurant, which adjoins its brewery, sells the Company's specialty beers along with lunch and dinner. In October 1999, the Company purchased Harco Products, Inc., a company which produces hand trucks for various industrial and personal uses.

    All revenues are attributable to, and all long-lived assets are located in the United States, the Company's country of domicile. The basis of accounting for transactions between segments is based on the fair market value of the respective goods or services. Interest expense is considered a corporate expense and is not allocated to the three segments.

                                                  Year ended December 31,
                                               ------------------------------
                                                     2001           2000
                                               -------------- ---------------
              Net sales:
               Brewery                           $ 9,800,346     $10,497,454
               Restaurant                          1,904,787       1,737,283
       Less intersegment sales                     (309,163)       (299,786)
                                               -------------- ---------------
                                               -------------- ---------------

                                 Subtotal         11,395,970      11,934,951
               Harco Products                        364,546         416,733
                                               -------------- ---------------
                                               -------------- ---------------

                 Total net sales                 $11,760,516     $12,351,684
                                               ============== ===============
                                               ============== ===============

       Gross Profit:
               Brewery                           $ 2,738,587     $ 3,008,400
               Restaurant                            513,193         357,930
       Less intersegment gross profit              (150,953)       (165,146)
                                               -------------- ---------------
                                               -------------- ---------------

                                 Subtotal          3,100,827       3,201,184
               Harco Products                        145,740         160,647
                                               -------------- ---------------
                                               -------------- ---------------

                 Total gross profit              $ 3,246,567     $ 3,361,831
                                               ============== ===============
                                               ============== ===============

       Depreciation and amortization expense:
               Brewery                             $ 784,360       $ 748,460
               Restaurant                             73,654          74,083
               Harco Products                         17,100          22,941
               Unallocated corporate amounts         289,005         300,761
                                               -------------- ---------------

                 Total depreciation
                     and amortization expense    $ 1,164,119     $ 1,146,245
                                               ============== ===============

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------

NOTE 11  -    SEGMENT INFORMATION (continued)

                                                  Year ended December 31,
                                              -------------------------------
                                                  2001               2000
                                              --------------    -------------
         Capital expenditures:
              Brewery                           $ 1,663,199       $  391,656
              Saxer equipment                             -          150,000
              Restaurant                             21,105           29,678
              Harco Products                              -           12,122
              Unallocated corporate amounts               -           75,656
                                              --------------    -------------

                  Total capital expenditures    $ 1,684,304       $  659,112
                                              ==============    =============
                                              ==============    =============

         Total assets:
              Brewery                           $ 8,622,688      $ 8,145,659
              Restaurant                            516,491          562,649
              Harco Products                        277,328          324,769
              Unallocated corporate amounts         311,727          288,388
                                              --------------    -------------
                                              --------------    -------------

                  Total assets                  $ 9,728,234      $ 9,321,465
                                              ==============    =============


NOTE 12  -    COMMITMENTS AND CONTINGENCIES

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





March 29, 2002


United States Securities and Exchange Commission
Judiciary Plaza
Document Control
450 5th Street, NW, Room 1004
Washington, D.C. 20549

RE:      Portland Brewing Company
         Form 10-KSB for the year ended December 31, 2001
         File No. 0 - 25836

Ladies and Gentlemen:

Attached for filing on behalf of Portland Brewing Company (the "Company") is the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Pursuant to General Instruction C(3) of Form 10-KSB, this letter confirms that, with respect to the Consolidated Financial Statements included in the accompanying Form 10-KSB, there have been no changes from the preceding year in the Company's accounting principles or practices or in the method of applying such principles or practices.


                               Sincerely,


                               Charles A. Adams
                               President and Chief Executive Officer