Form 10QSB
period 2002-03-31
PORTLAND BREWING CO /OR/
filed 2002-05-15
CIK 943658

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 1O-QSB



              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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



The number of shares outstanding of the Registrant's Common Stock as of May 14, 2002 was 9,855,822 shares.

Transitional Small Business Disclosure Format (check one):  Yes [X]    No [  ]

                            PORTLAND BREWING COMPANY
                                   FORM 10-QSB
                                      INDEX

PART I    FINANCIAL INFORMATION                                            Page
-------------------------------                                            ----

Item 1.  Financial Statements

         Consolidated Balance Sheets- March 31, 2002 and December 31, 2001   3

         Consolidated Statements of Operations -
                  Three Months Ended March 31, 2002 and 2001                 4

         Consolidated Statements of Cash Flows - Three Months
                  Ended March 31, 2002 and 2001                              5

         Notes to Consolidated Statements                                    6


Item 2.

Management's Discussion and Analysis                                         8


PART II    OTHER INFORMATION
----------------------------

         Item 6.  Exhibits and Reports on Form 8-K                          10

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                             (Unaudited)
                                                                                               March 31,         December 31,
                                       ASSETS                                                  2002                2001
                                       ------                                                  ----                ----
CURRENT ASSETS:
  Cash                                                                                      $     58,542         $     24,741
  Accounts receivable, net of allowance of $51,441 (2002 and 2001)                               919,467              669,571
  Inventories                                                                                    868,758              966,279
  Other current assets                                                                           267,302              276,959
                                                                                             -----------          -----------
          Total current assets                                                                 2,114,069            1,937,550

Property and equipment, net of accumulated depreciation of $5,974,000 (2002)                   6,962,261            7,161,850
    and $5,763,730 (2001)
Other assets, net                                                                                587,237              628,834
                                                                                             -----------          -----------
          Total assets                                                                        $9,663,567           $9,728,234
                                                                                             ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
 Line of credit                                                                              $   922,173          $   617,300
 Current portion of long-term debt                                                               380,770              380,770
 Accounts payable                                                                              1,033,649              927,786

 Customer deposits held                                                                          107,720              116,690
 Accrued payroll and related expenses                                                            110,782               83,046
 Other accrued liabilities                                                                       331,092              402,048
                                                                                             -----------          -----------
          Total current liabilities                                                            2,886,186            2,527,640

Long-term debt, less current portion                                                           1,015,737            1,048,246
Stockholder term loan, less current portion                                                    1,375,000            1,420,000
Other long-term liabilities                                                                       19,648               85,636

Series A Redeemable Convertible Preferred Stock, $52 par value, 10,000 shares
   Authorized, 5,770 shares issued and outstanding, liquidation preference of
   $300,040                                                                                      300,040              300,040

STOCKHOLDERS' EQUITY:
  Common stock, no par value, 25,000,000 shares authorized
    shares issued and outstanding: 9,855,822 (2002) and 9,855,822 (2001)                       9,501,620            9,506,090
  Accumulated deficit                                                                         (5,434,664)          (5,159,418)
                                                                                             -----------          -----------
          Total stockholders' equity                                                           4,066,956            4,346,672
                                                                                             -----------          -----------
          Total liabilities and stockholders' equity                                          $9,663,567           $9,728,234
                                                                                             ===========          ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                             Three Months Ended March 31,
                                         -----------------------------------
                                             2002                 2001
                                         --------------      ---------------

Sales                                    $   2,625,014       $    3,007,740
Less- excise tax                                84,927              128,245
                                            -----------         ------------
          Net sales                          2,540,087            2,879,495

Cost of sales                                1,932,788            2,082,045
                                            -----------         ------------

Gross profit                                   607,299              797,450

General and administrative expenses            345,877              404,410
Sales and marketing expenses                   503,889              573,084
                                            -----------         ------------

Loss from operations                          (242,467)            (180,044)

Interest (expense)                             (61,372)             (74,486)
Other income                                    42,075                4,206
Other (expense)                                (13,482)             (16,136)
                                            -----------         ------------
          Total other expense, net             (32,779)             (86,416)

Net loss                                 $    (275,246)      $     (266,460)
                                            ===========         ============


Basic and diluted net loss per share     $       (0.03)      $        (0.05)
                                            ===========         ============

Shares used in per share calculations        9,855,822            5,000,514
                                            ===========         ============





        The accompanying notes are an integral part of these consolidated financial statements.

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Three Months Ended March 31,
                                                                           ---------------------------------
                                                                                2002                2001
                                                                           --------------      -------------

Cash flows relating to operating activities:
  Net loss                                                                 $  (275,246)        $   (266,460)
  Adjustments to reconcile net loss to net cash
      Provided by (used in) operating activities:
      Depreciation                                                             210,270              224,260
      Amortization                                                              69,655               61,327
      Loss (gain) on sale of assets                                                -                    150
      Increase (decrease) in cash due to changes in assets and
      liabilities:
        Accounts receivable                                                   (249,895)            (133,020)
        Inventories                                                             97,521             (126,120)
        Other current assets                                                   (14,607)             (64,999)
        Other assets                                                            (3,795)             (18,646)
        Accounts payable                                                       105,863              501,315
        Customer deposits held                                                  (8,970)             (10,769)
        Accrued payroll and related expenses                                   (43,220)              (9,104)
        Other accrued liabilities                                              (65,988)             (12,500)
                                                                              ---------           ----------
          Net cash provided by (used in) operating activities                 (178,412)             145,434

Cash flows relating to investing activities:
  Purchase of property and equipment                                           (10,681)             (19,901)
  Proceeds from sale of property and equipment                                    -                  21,350
                                                                              ---------           ----------
        Net cash provided by (used in) investing activities                    (10,681)               1,449

Cash flows relating to financing activities:
  Net borrowing (paydown) under line of credit                                 304,873             (123,820)
  Repayments of long term debt                                                 (32,509)              (7,313)
  Repayment of stockholder's loan                                              (45,000)
  Proceeds from sale of common stock                                                                  2,970
  Costs related to issuance of common stock                                     (4,470)
                                                                              ---------           ----------
        Net cash provided by (used in) financing activities                    222,894             (128,163)

Net increase in cash                                                            33,801               18,720

Cash, beginning of period                                                       24,741               35,693
                                                                              ---------           ----------
Cash, end of period                                                        $    58,542          $    54,413
                                                                              =========           ==========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                               $    61,372          $    74,486



        The accompanying notes are an integral part of these consolidated financial statements.

                            PORTLAND BREWING COMPANY
                        NOTES TO CONSOLIDATED STATEMENTS
                                   (Unaudited)

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. This quarterly report should be read in conjunction with such Annual Report.

Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2002, or any portion thereof.

2.  Net Loss Per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share for all periods presented is the same as basic net loss per share since all potential dilutive securities are excluded because they are antidilutive.

The dilutive effect of stock options outstanding for the purchase of 242,050 and 302,150 shares at March 31, 2002 and March 31, 2001, respectively, warrants outstanding for the purchase of 87,697 shares at March 31, 2002 and 2001, and 577,000 shares of common stock into which the outstanding Series A Redeemable Convertible Preferred Stock are convertible were not included in loss per share calculations, because to do so would have been antidilutive.

3.  Inventories

Inventories are stated at the lower of average cost, which approximates the first-in, first-out (FIFO) method, or market and include materials, labor and manufacturing overhead. Inventories consist of the following:

                                               March 31,     Dec. 31,
                                                  2002         2001
                                              ------------- ------------

Raw materials                              $       440,175      463,402
Work-in-process                                    164,714      162,684
Finished goods                                     223,549      288,905
Merchandise                                         40,320       51,288
                                              ------------- ------------
                                           $       868,758      966,279
                                              ============= ============

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

All revenues are attributable to, and all long-lived assets are located in the United States, the Company's country of domicile. The basis of accounting for transactions between segments is based on the fair market value of the respective goods or services. General and administrative, selling and marketing, and interest expense are considered corporate expenses and are not allocated to the three segments.

In the three months ended March 31, 2002, two distributors represented 39% and 17% respectively, of net sales. In the three months ended March 31, 2001, two distributors represented 39% percent and 13% respectively, of net sales.

                                           Three months ended March 31,
                                       --------------------------------------
                                             2002                 2001
                                       -----------------     ----------------
Net Sales:
  Brewery                              $      2,062,666     $     2,416,376
  Restaurant                                    486,986             431,680
Less: intersegment sales                        (75,315)            (76,056)
                                           -------------       -------------
    Subtotal                                  2,474,337           2,772,000
  Harco Products                                 65,750             107,495
                                           -------------       -------------
      Total net sales                  $      2,540,087     $     2,879,495
                                           =============       =============

Gross Profit:
  Brewery                              $        500,137     $       682,035
  Restaurant                                    132,790             110,171
   Less: intersegment gross profit              (43,709)            (38,915)
                                           -------------       -------------
                                                589,218             753,291
  Harco Products                                 18,081              44,159
                                           -------------       -------------
      Total gross profit               $        607,299     $       797,450
                                           =============       =============



5. Acquisitions

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

The minimum earn-out agreement requires annual payments over a three-year period totaling $200,000 for the rights to the Saxer and Nor'wester brands. The earn-out payment is secured by the Saxer and Nor'wester brands. Additional royalties will be paid if certain pre-established levels of barrel sales are exceeded. The Company must pay $7.50 per barrel on all barrel sales exceeding 6,667 barrels for the twelve month period ended January 31, 2002 and $5.00 per barrel on all barrel sales exceeding 6,000 barrels for the twelve month period ended January 31, 2003. The Company has recorded all expected liabilities associated with this earn-out agreement.

6.  Stockholder Term Loan

On November 1, 2001, the Company replaced its Western Bank term debt (due in November 2001) with a new term loan of $1,700,000 from the MacTarnahan Limited Partnership ("MacTarnahan"). This loan ("MacTarnahan Term Loan") is a three year facility, secured with the Company's personal property (priority is subject to existing liens). Interest is payable monthly at a floating per annum rate of 1.25% above the prime rate published in the Wall Street Journal (Western Edition) (6.00% at March 31, 2002). Principal payments of not less than $15,000 are payable monthly and two additional principal payments of not less than $35,000 are payable semi-annually. As such, $250,000 of the term loan has been classified as a current liability at March 31, 2002. The principal may be prepaid at any time.


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

Results of Operations

First Quarter and Three Months ended March 31, 2002 and 2001

Net Sales. Net sales in the first quarter of 2002 decreased 12% to $2,540,087 from $2,879,495 in the first quarter of 2001.

Net sales from brewery operations decreased 15% to $2,062,666 in the first quarter of 2002 from $2,416,376 in the first quarter of 2001, primarily a result of a decline in sales due to the proliferation of imports and alternative malt-based beverages resulting in a reduction of shelf space. Shipments decreased 17% to 12,700 barrels in the first quarter of 2002 from 15,345 barrels in the first quarter of 2001.

Net sales from restaurant operations increased 13% to $486,986 in the first quarter of 2002, from $431,680 in the first quarter of 2001, a result of increased popularity of the facility.

Net sales of Harco Products decreased 39% to $65,750 in the first quarter of 2002 from $107,495 in the first quarter of 2001. The shortfall in sales is attributed to an uncertain economy coupled with the loss of a significant customer and increased competition in the marketplace. The Company hired a General Manager effective December 1, 2001 to drive sales and improve operations.

Gross Profit. Gross profits fell 24% to $607,299 (24% of net sales) in the first quarter of 2002 from $797,450 (28% of net sales) in the first quarter of 2002.

Gross profit from brewery operations decreased to 24% of brewery net sales in the first quarter of 2002 from 28% of brewery net sales in the first quarter of 2001. This decline reflected a larger portion of sales attributed to lower margin product, such as contract and certain brewery sales, as well as an overall decline in volume.

Gross profit from restaurant operations increased to 27% of restaurant sales in the first quarter of 2002 from 26% of restaurant sales in the first quarter of 2001. The increase was a result of increased volume, increased efficiency and improvements in food and labor costs.

Gross profit of Harco Products decreased to 28% of net sales in the first quarter of 2002 from 41% of net sales in the first three months of 2001. The decrease was the result of the decline in volume and lower fixed cost recovery.

General and Administrative Expenses. General and administrative expenses decreased 14% to $345,877 (14% of net sales) in the first quarter of 2002 from $404,410 (14% of net sales) in the first quarter of 2001. The decreases are the result of continued cost cutting.

Sales and Marketing Expenses. Sales and marketing expenses decreased 12% to $503,889 (20% of net sales) in the first quarter of 2002 compared to $573,084 (20% of net sales) in the first quarter of 2001. The decreases are primarily the result of realigning the sales and marketing budgets in light of lower sales.

Interest Expense. Interest expense decreased to $61,372 in the first quarter of 2002 from $74,486 in the first quarter of 2001. The decreases were a result of a reduction in interest rates on outstanding debt.

Liquidity and Capital Resources

The Company's working capital requirements over the next year are expected to be met partially from cash flow through operations, funds available under the Company's revolving line of credit and, if appropriate and available, additional equity offerings and/or borrowings from other lenders.

Effective as of July 31, 2001, the Board of Directors ratified, confirmed and adopted a recapitalization/ reorganization plan for the Company which included the following elements: (a) re-forecasting and re-sizing the current operations;
(b) refinancing and increasing the revolving loan with Western Bank; (c) issuing common stock for the contribution of certain real property; (d) issuing common stock for the contribution of the brewery land, building and related equipment, and assumption of debt related to the brewery; and (e) refinancing the Company's term debt. The purposes of the recapitalization/reorganization plan were to obtain and stabilize short-term and long-term financing, lower operating costs and acquire capital assets which could be sold or used as collateral. Since the various transactions involved affiliates of the Company, the plan and certain transactions were approved by the board of directors after full disclosure of the material facts and determinations that the transactions were fair to the Company.

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

On November 1, 2001,  the Company  replaced  its Western  Bank term debt (due in
November 2001) with a new term loan of $1,700,000 from MacTarnahan. The MacTarnahan Term Loan is a three year facility, secured with the

Company's personal property (priority is subject to existing liens). Interest is payable monthly at a floating per annum rate of 1.25% above the prime rate published in the Wall Street Journal (Western Edition) (6.00% at March 31,
2002). Principal payments of not less than $15,000 are payable monthly and two additional principal payments of not less than $35,000 are payable semi-annually. The principal may be prepaid at any time. The MacTarnahan Term Loan contains certain covenants including restrictions on additional encumbrances.

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

In 1998, the Company offered several of its trade creditors the option of receiving a discounted amount of cash immediately or the entire amount owed to them to be paid over a five-year period. As a result, the Company issued notes in the aggregate principal amount of $148,065 to trade creditors, of which $26,664 was outstanding at March 31, 2002. The notes bear interest at 6% per annum and mature on September 1, 2003. Payments under the notes are due in equal monthly payments of principal and interest.

Accounts receivable increased 37% to $919,467 in the first three months of 2002, as a result of late month shipments in March 2002 and three slow paying accounts that has since been remedied. Inventories decreased 10% to $868,758 in the first three months of 2002, primarily as a response to a slow down in production. Accounts payable increased 11% to $1,033,649 in the first three months of 2002, due to temporary moderation in accounts receivable collections.

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

Operating Losses. The Company experienced significant operating losses during the past five years, and has continued to incur losses in the first three months of 2002. Operating results have fluctuated and may continue to fluctuate as a result of many factors including lower sales volumes and selling prices, increased depreciation and other fixed operating costs as a percent of sales during periods when the Company's brewery is operating at less than full capacity, changes in product mix, increased selling and marketing costs incurred as the Company protects its business in existing markets, and increased transportation costs.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits included herein:

      Number                 Number                Description
      (1-A)                  (SB 601)
      ----------             ----------            ---------------

      3.2                    3.2                   Bylaws, as amended


(b)      Reports on Form 8-K

No reports on Form 8-K were filed by the Company in the quarter ended March 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2002.


                            PORTLAND BREWING COMPANY



   Signature                     Title
   ---------                     -----

   /s/ Frederick L. Bowman       Vice President and Principal Accounting Officer
   ------------------------
   Frederick L. Bowman