Form 10QSB
period 2002-06-30
PORTLAND BREWING CO /OR/
filed 2002-08-15
CIK 943658

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 1O-QSB



              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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



The number of shares outstanding of the Registrant's Common Stock as of August 2, 2002 was 9,855,822 shares.

Transitional Small Business Disclosure Format (check one):  Yes [X]    No [  ]

                            PORTLAND BREWING COMPANY
                                   FORM 10-QSB
                                      INDEX

PART I    FINANCIAL INFORMATION                                        Page
-------------------------------                                        ----

Item 1.  Financial Statements

    Consolidated Balance Sheets- June 30, 2002 and December 31, 2001    3

    Consolidated Statements of Operations - Three and Six Months
      Ended June 30, 2002 and 2001                                      4

    Consolidated Statements of Cash Flows - Six Months
    Ended June 30, 2002 and 2001                                        5

    Notes to Consolidated Statements                                    6

Item 2.    Management's Discussion and Analysis or Plan of Operation    8


PART II    OTHER INFORMATION
----------------------------

Item 6.  Exhibits and Reports on Form 8-K                              10

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                             (Unaudited)
                                                                                            June 30,             December 31,
                                       ASSETS                                                 2002                2001
                                       ------                                                 ----                ----
CURRENT ASSETS:
  Cash                                                                                        $     25,885       $     24,741
  Accounts receivable, net of allowance of $61,441 (2002) and $51,441 (2001)                       979,833            669,571
  Inventories                                                                                    1,076,093            966,279
  Other current assets                                                                             326,722            276,959
                                                                                              ------------       ------------
          Total current assets                                                                   2,408,533          1,937,550

Property and equipment, net of accumulated depreciation of $6,186,520 (2002)                     6,812,133          7,161,850
    and $5,763,730 (2001)
Other assets, net                                                                                  542,212            628,834
                                                                                              ------------       ------------
          Total assets                                                                          $9,762,878         $9,728,234
                                                                                              ============       ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
 Line of credit                                                                               $    931,336        $   617,300
 Current portion of long-term debt                                                                 266,863            380,770
 Accounts payable                                                                                1,388,141            927,786

 Customer deposits held                                                                            115,753            116,690
 Accrued payroll and related expenses                                                               93,814             83,046
 Other accrued liabilities                                                                         279,219            402,048
                                                                                              ------------       ------------
          Total current liabilities                                                              3,075,126          2,527,640

Long-term debt, less current portion                                                               984,793          1,048,246
Stockholder term loan, less current portion                                                      1,486,410          1,420,000
Other long-term liabilities                                                                          -                 85,636

Series A Redeemable Convertible Preferred Stock, $52 par value, 10,000 shares
   Authorized, 5,770 shares issued and outstanding, liquidation preference of
   $300,040                                                                                        300,040            300,040

STOCKHOLDERS' EQUITY:
  Common stock, no par value, 25,000,000 shares authorized
    shares issued and outstanding:  9,855,822 (2002 and 2001)                                    9,501,620          9,506,090
  Accumulated deficit                                                                           (5,585,111)        (5,159,418)
                                                                                              ------------       ------------
          Total stockholders' equity                                                             3,916,509          4,346,672
                                                                                              ------------       ------------
          Total liabilities and stockholders' equity                                            $9,762,878         $9,728,234
                                                                                              ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three months ended                      Six months ended
                                                          June 30,                               June 30,
                                             ---------------------------------    ------------------------------------
                                                 2002               2001               2002                2001
                                             --------------    ---------------    ---------------     ----------------
  Sales                                    $      2,637,062    $    3,215,406    $     5,262,076     $     6,223,146
  Less-excise tax                                  (81,636)          (105,220)          (166,563)           (233,465)
                                              -------------       ------------      -------------       -------------
    Net sales                                    2,555,426          3,110,186          5,095,513           5,989,681

  Cost of sales                                  1,877,907          2,234,805          3,810,695           4,316,850
                                              -------------       ------------      -------------       -------------

  Gross profit                                     677,519            875,381          1,284,818           1,672,831

  General and administrative expenses              341,030            413,250            686,907             817,660
  Sales and marketing expenses                     462,630            486,486            966,520           1,059,570
                                              -------------       ------------      -------------       -------------

     Loss from operations                         (126,141)           (24,355)         (368,609)            (204,399)

  Interest expense                                (63,258)            (67,523)          (124,630)           (142,009)
  Other income                                     44,107              24,038             86,182              28,244
  Other expense                                    (5,155)             (2,590)           (18,637)

                                              -------------       ------------      -------------       -------------
     Total other expense, net                    (24,306)             (46,075)           (57,085)           (132,491)

        Net loss                           $     (150,447)     $      (70,430)   $     (425,694)     $      (336,890)
                                              =============       ============      =============       =============

     Basic and diluted net loss per share  $       (0.02)     $        (0.01)    $        (0.04)     $        (0.07)
                                              =============       ============      =============       =============

     Shares used in per share
        calculations:                            9,855,822          4,999,903          9,855,822           4,997,445
                                              =============       ============      =============       =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Six Months Ended June 30,
                                                                           ----------------------------------
                                                                               2002                2001
                                                                           --------------      --------------
Cash flows relating to operating activities:
  Net loss                                                                 $  (425,694)        $   (336,890)
  Adjustments to reconcile net loss to net cash
      Provided by (used in) operating activities:
      Depreciation                                                             422,789              447,444
      Amortization                                                             140,868              107,032
      (Gain) Loss on sale of assets                                             (3,678)                 (90)
      (Increase) decrease in cash due to changes in assets and
      liabilities:
        Accounts receivable                                                   (310,262)            (190,352)
        Inventories                                                           (109,814)              36,267
        Other current assets                                                   (49,763)            (123,111)
        Other assets                                                           (54,246)             (28,145)
        Accounts payable                                                       460,355               32,902
        Customer deposits held
                                                                                  (937)              (5,236)
        Accrued payroll and other accrued liabilities                         (112,061)              51,414
        Other long-term liabilities                                            (85,636)             (25,000)
                                                                              -----------         ------------
          Net cash provided by (used in) operating activities                 (128,078)             (33,765)

Cash flows relating to investing activities:
  Purchase of property and equipment                                           (73,072)             (47,267)
  Proceeds from sale of property and equipment                                   3,678               21,350
                                                                              -----------         ------------
        Net cash provided by (used in) investing activities                    (69,394)             (25,917)

Cash flows relating to financing activities:
  Net borrowing (paydown) under line of credit                                 314,036               51,428
  Repayments of long term debt                                                 (67,360)             (14,627)
  Repayment of stockholder's loan                                              (43,590)                -
  Proceeds from issuance of common stock                                           -                  2,970
  Costs related to issuance of common stock                                     (4,470)                -
                                                                              -----------         ------------
        Net cash provided by (used in) financing activities                    198,616               39,771

Net increase (decrease) in cash                                                  1,144              (19,911)

Cash, beginning of period                                                       24,741               35,693
                                                                              -----------         ------------
Cash, end of period                                                        $    25,885          $    15,782
                                                                              ===========         ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                               $   124,630         $    142,009
    Increase in goodwill for adjustment to asset acquisition                      -            $     20,000


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

Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2002, or any portion thereof.

2.  Net Loss Per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share for all periods presented is the same as basic net loss per share since all potential dilutive securities are excluded because they are antidilutive.

The dilutive effect of stock options outstanding for the purchase of 242,050 and 302,150 shares at June 30, 2002 and June 30, 2001, respectively, warrants outstanding for the purchase of 87,697 shares at June 30, 2002 and 2001, and 577,000 shares of common stock into which the outstanding Series A Redeemable Convertible Preferred Stock are convertible were not included in loss per share calculations, because to do so would have been antidilutive.

3.  Inventories

Inventories are stated at the lower of average cost, which approximates the first-in, first-out (FIFO) method, or market and include materials, labor and manufacturing overhead. Inventories consist of the following:

                                                June 30,     Dec. 31,
                                                  2002         2001
                                            ----------------------------

Raw materials                              $       556,331    $ 463,402
Work-in-process                                    215,728      162,684
Finished goods                                     202,714      288,905
Merchandise                                         43,204       51,288
Scotch Whisky                                       58,116       -
                                              --------------------------
                                           $     1,076,093    $ 966,279
                                              ==========================

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

In the six months ended June 30, 2002, two distributors represented 32% and 12% respectively, of net sales. In the six months ended June 30, 2001, two distributors represented 39% percent and 13% respectively, of net sales.

                                       Three months ended June 30,                Six months ended June 30,
                                   -------------------------------------    ---------------------------------------
                                         2002                2001                 2002                 2001

                                   -----------------    ----------------    -----------------    ------------------
Net Sales:
  Brewery                          $      1,979,022     $     2,612,075     $      4,041,688     $       5,028,451
  Restaurant                                576,134             488,480            1,063,120               920,160
   Less: inter-segment sales                (80,517)            (77,184)            (155,832)             (153,240)
                                      --------------      --------------       --------------       ---------------
    Subtotal                              2,474,639           3,023,371            4,948,976             5,795,371
Harco Products                               80,787              86,815              146,537               194,310
                                      --------------      --------------       --------------       ---------------
  Total net sales                  $      2,555,426     $     3,110,186     $      5,095,513     $       5,989,681
                                      ==============      ==============       ==============       ===============
Gross Profit:
  Brewery                          $        516,193     $       751,120     $      1,016,330     $       1,433,155
  Restaurant                                181,812             137,646              314,602               247,817
   Less:  inter-segment
                gross profit                (42,965)            (42,522)             (86,674)              (81,437)
                                      --------------      --------------       --------------       ---------------
Subtotal                                    655,040             846,244            1,244,258             1,599,535
Harco Products                               22,479              29,137               40,560                73,296
                                      --------------      --------------       --------------       ---------------
Total gross profit                 $        677,519     $       875,381     $      1,284,818     $       1,672,831
                                      ==============      ==============       ==============       ===============

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

6.  Stockholder Term Loan

On November 1, 2001, the Company replaced its Western Bank term debt (due in November 2001) with a new term loan of $1,700,000 from the MacTarnahan Limited Partnership ("MacTarnahan"). This loan ("MacTarnahan Term Loan") is a three year facility, secured with the Company's personal property (priority is subject to existing liens). Interest is payable monthly at a floating per annum rate of 1.25% above the prime rate published in the Wall Street Journal (Western Edition) (6.00% at June 30, 2002). Under the original terms of the MacTarnahan Term Loan, principal payments of not less than $15,000 are payable monthly and two additional principal payments of not less than $35,000 are payable semi-annually. Effective June 1, 2002, the Company and MacTarnahan entered into a First Amendment To Loan Arrangement ("First Amendment"). Under the terms of the First Amendment, the Company's obligation to make monthly payments is deferred until December 2002, and the Company's obligation to make semi-annual payments is deferred until April 2003. As such, $140,000 of the term loan has been classified as a current liability at June 30, 2002 compared with $250,000 classified as a current liability at March 31, 2001. The principal may be prepaid at any time.


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

Results of Operations

Second Quarter and Six Months ended June 30, 2002 and 2001

Net Sales. Net sales in the second quarter of 2002 decreased 18% to $2,555,426 from $3,110,186 in the second quarter of 2001 and decreased 15% to $5,095,513 from $5,989,681 in the first six months of 2001.

Net sales from brewery operations decreased 24% to $1,979,022 in the second quarter of 2002 from $2,612,075 in the second quarter of 2001, and decreased 20% to $4,041,688 in the first six months of 2002 from $5,028,451 in the first six months of 2001. This was primarily a result of a decline in sales due to the proliferation of imports and malternatives resulting in a reduction of shelf space and the downturn in the economy in the Pacific Northwest. Shipments decreased 22% to 12,647 barrels in the second quarter of 2002 from 16,296 barrels in the second quarter of 2001. Shipments decreased 20% to 25,347 barrels in the first six months of 2002 from 31,641 barrels in the first six months of 2001.

Net sales from restaurant operations increased 18% to $576,134 in the second quarter of 2002, from $488,480 in the second quarter of 2001, and increased 16% to $1,063,120 in the first six months of 2002, from $920,160 in the first six months of 2001. The increase in restaurant sales is a direct result of increased popularity of the facility.

Net sales of Harco Products decreased 7% to $80,787 in the second quarter of 2002 from $86,815 in the second quarter of 2001, and decreased 25% to $146,537 in the first six months of 2002 from $194,310 in the first six months of 2001.

The shortfall in sales is attributed to an uncertain economy coupled with the loss of a significant customer and increased competition in the marketplace. These results do, however, represent an improvement over the 39% decrease in net sales reported in the first quarter of 2002 as the Company gains new business to replace lost revenues.

Gross Profit. Gross profits decreased 23% to $677,519 (27% of net sales) in the second quarter of 2002 from $875,381 (28% of net sales) in the second quarter of 2001, and decreased 23% to $1,284,818 (25% of net sales) in the first six months of 2002 from $1,672,831 (28% of net sales) in the first six months of 2001.

Gross profit from brewery operations decreased 31% to $516,193 (26% of net brewery sales) in the second quarter of 2002 from $751,120 (29% of net brewery sales) in the second quarter of 2001 and decreased 29% to $1,016,330 (25% of net sales) in the first six months of 2002 from $1,433,155 (28% of net sales) in the first six months of 2001. This decline reflects an overall loss of volume coupled with lower sales in higher margin regions.

Gross profit from restaurant operations increased 32% to 181,812 (32% of net restaurant sales) in the second quarter of 2002 from $137,646 (28% of net restaurant sales) in the second quarter of 2001 and increased 27% to $314,602 (30% of net sales) in the first six months of 2002 from $247,817 (27% of net sales) in the first six months of 2001. The increase was a result of increased volume, increased efficiency and improvements in food and labor costs.

Gross profit of Harco Products decreased 23% to $22,479 (28% of net Harco sales) the second quarter of 2002 from $29,137 (34% of net Harco sales) in the second quarter of 2001 and decreased 45% to $40,560 (28% of net sales) in the first six months of 2002 from $73,296 (38% of net sales) in the first six months of 2001. The decrease was the result of the decline in volume and lower fixed cost recovery.

General and Administrative Expenses. General and administrative expenses decreased 17% to $341,030 (13% of net sales) in the second quarter of 2002 from $413,250 (13% of net sales) in the second quarter of 2001 and decreased 16% to $686,907 (13% of net sales) in the first six months of 2002 from $817,660 (14% of net sales) in the first six months of 2001. The decreases are the result of continued cost cutting.

Sales and Marketing Expenses. Sales and marketing expenses decreased 5% to $462,631 (18% of net sales) in the second quarter of 2002 compared to $486,486 (16% of net sales) in the second quarter of 2001 and decreased 9% to $966,520 (19% of net sales) in the first six months of 2002 from $1,059,570 (18% of net sales) in the first six months of 2001. The decreases are primarily the result of realigning the sales and marketing budgets in light of lower sales.

Interest Expense. Interest expense decreased 6% to $63,258 in the second quarter of 2002 from $67,523 in the second quarter of 2001 and decreased 12% to $124,630 in the first six months of 2002 from $142,009 in the first six months of 2001. The decreases were a result of a reduction in interest rates on outstanding debt.

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

On November 1, 2001,  the Company  replaced  its Western  Bank term debt (due in
November  2001)  with a new  term  loan  of  $1,700,000  from  MacTarnahan.  The
MacTarnahan Term Loan is a three year facility, secured with the Company's personal property (priority is subject to existing liens). Interest is payable monthly at a floating per annum rate of 1.25% above the prime rate published in the Wall Street Journal (Western Edition) (6.00% at June 30, 2002). Under the original terms of the MacTarnahan Term Loan, principal payments of not less than $15,000 are payable monthly and two additional principal payments of not less than $35,000 are payable semi-annually. Effective June 1, 2002, the Company and MacTarnahan entered into a First Amendment To Loan Arrangement ("First Amendment"). Under the terms of the First Amendment, the Company's obligation to make monthly payments is deferred until December 2002, and the Company's obligation to make semi-annual payments is deferred until April 2003. The principal may be prepaid at any time. The MacTarnahan Term Loan contains certain covenants including restrictions on additional encumbrances.

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

Effective August 1, 2002, the Company entered into a $1,200,000 revolving line of credit ("Revolving Line") with Western Bank which expires on August 1, 2003 and replaced the existing $1,200,000 revolving line with Western Bank. As of June 30, 2002, $931,336 was outstanding. The Revolving Line is secured by a first lien on the Company's accounts receivable and inventory and is guaranteed by certain shareholders. Interest is payable monthly at a floating per annum rate of 1% above the prime rate published in the Wall Street Journal (Western Edition) (5.75% at June 30, 2002). The Revolving Line contains certain covenants including restrictions on additional indebtedness and payment of dividends without the permission of the lender. The Company was in compliance with all covenants at June 30, 2002.

In 1998, the Company offered several of its trade creditors the option of receiving a discounted amount of cash immediately or the entire amount owed to them to be paid over a five-year period. As a result, the Company issued notes in the aggregate principal amount of $148,065 to trade creditors, of which $19,764 was outstanding at June 30, 2002. The notes bear interest at 6% per annum and mature on September 1, 2003. Payments under the notes are due in equal monthly payments of principal and interest.

Accounts receivable increased 46% to $979,833 in the first six months of 2002, due to an increase in shipments at the end of June as the summer season begins. Inventories increased 11% to $1,076,093 in the first six months of 2002, due to the addition of Scotch Whisky and summer season increases. Accounts payable increased 50% to $1,388,141 in the first six months of 2002, due to moderation in accounts receivable collections as well as the use of resources in payment of debt and accrued liabilities and support the cash loss from operations.


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

Operating Losses. The Company experienced significant operating losses during the past five years, and has continued to incur losses in the first six months of 2002. Operating results have fluctuated and may continue to fluctuate as a result of many factors including lower sales volumes and selling prices, increased depreciation and other fixed operating costs as a percent of sales during periods when the Company's brewery is operating at less than full capacity, changes in product mix, increased selling and marketing costs incurred as the Company protects its business in existing markets, and increased transportation costs.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits included herein:

      Number           Number          Description
      (1-A)            (SB-601)
      ----------       ----------      ---------------

      6.31             10.31           First Amendment to Loan Arrangement,
                                       dated June 1, 2002


(b)      Reports on Form 8-K

       No reports on Form 8-K were filed by the Company in the quarter ended June 30, 2002.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 15, 2002.


PORTLAND BREWING COMPANY



     Signature                       Title
     ---------                       -----

     /s/ FREDERICK L. BOWMAN         President and Principal Accounting Officer
     ------------------------
     Frederick L. Bowman