Form 10QSB
period 2002-09-30
PORTLAND BREWING CO /OR/
filed 2002-11-15
CIK 943658

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 1O-QSB



                  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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



The number of shares outstanding of the Registrant's Common Stock as of November 13, 2002 was 9,855,822 shares.

Transitional Small Business Disclosure Format (check one):  Yes [X]    No [  ]

                            PORTLAND BREWING COMPANY
                                   FORM 10-QSB
                                      INDEX

PART I    FINANCIAL INFORMATION                                                  Page
-------------------------------

Item 1.  Financial Statements

          Consolidated Balance Sheets- September 30, 2002 and December 31, 2001   3

          Consolidated Statements of Operations - Three and Nine Months
            Ended September 30, 2002 and 2001                                     4

          Consolidated Statements of Cash Flows - Nine Months
          Ended September 30, 2002 and 2001                                       5

          Notes to Consolidated Statements                                        6

Item 2.  Management's Discussion and Analysis or Plan of Operation                8

Item 3.  Controls and Procedures                                                 12

PART II    OTHER INFORMATION
----------------------------

Item 4.  Submission of Matters to a Vote of Security Holders                     12

Item 6.  Exhibits and Reports on Form 8-K                                        12

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                             (Unaudited)
                                                                                            September 30,        December 31,
                                       ASSETS                                                   2002                2001
                                       ------                                                   ----                ----
CURRENT
ASSETS:
  Cash                                                                                  $           70,256       $     24,741
  Accounts receivable, net of allowance of $20,000 (2002) and $51,441 (2001)                     1,305,436            669,571
  Inventories                                                                                    1,144,820            966,279
  Other current assets                                                                             265,468            276,959
                                                                                        ------------------   -----------------
          Total current assets                                                                   2,785,980          1,937,550

Property and equipment, net of accumulated depreciation of $6,397,253 (2002)
    and $5,763,730 (2001)                                                                        6,632,710          7,161,850
Other assets, net                                                                                  512,687            628,834
                                                                                        ------------------   -----------------

          Total assets                                                                          $9,931,377         $9,728,234
                                                                                        ==================   =================

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                   ------------------------------------
CURRENT LIABILITIES:
 Line of credit                                                                        $           973,763        $   617,300
 Current portion of long-term debt                                                                 265,030            380,770
 Accounts payable                                                                                1,524,902            927,786

 Customer deposits held                                                                            120,945            116,690
 Accrued payroll and related expenses                                                              133,374             83,046
 Other accrued liabilities                                                                         237,511            402,048
                                                                                        ------------------   -----------------
          Total current liabilities                                                              3,255,525          2,527,640

Long-term debt, less current portion                                                               955,934          1,048,246
Stockholder term loan, less current portion                                                      1,487,680          1,420,000
Other long-term liabilities                                                                     -                      85,636

Series A Redeemable Convertible Preferred Stock, $52 par value, 10,000 shares
   Authorized, 5,770 shares issued and outstanding, liquidation preference of
   $300,040                                                                                        300,040            300,040

STOCKHOLDERS' EQUITY:
  Common stock, no par value, 25,000,000 shares authorized
    Shares issued and outstanding:  9,855,822 (2002 and 2001)                                    9,501,620          9,506,090
  Accumulated deficit                                                                           (5,569,422)        (5,159,418)
                                                                                        ------------------   -----------------
          Total stockholders' equity                                                             3,932,198           4,346,672
                                                                                        ------------------   -----------------
          Total liabilities and stockholders' equity                                   $         9,931,377        $  9,728,234
                                                                                        ==================   =================

The accompanying notes are an integral part of these consolidated financial statements.

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three months ended                     Nine months ended
                                                      September 30,                          September 30,
                                             ---------------------------------    -------------------------------------
                                                 2002               2001               2002                2001
                                             --------------    ---------------    ---------------     ----------------
  Sales                                    $      3,566,933    $    3,311,264    $     8,829,009     $     9,534,410
  Less-excise tax                                  (107,869)         (116,852)          (274,432)           (350,317)
                                              -------------       ------------      -------------       -------------
    Net sales                                     3,459,064         3,194,412          8,554,577           9,184,093

  Cost of sales                                   2,415,837         2,254,264          6,226,532           6,571,114
                                              -------------       ------------      -------------       -------------

  Gross profit                                    1,043,227           940,148          2,328,045           2,612,979

  General and administrative expenses               351,524           351,484          1,038,431           1,169,144

  Sales and marketing expenses                      652,917           523,345          1,619,437           1,582,915
                                              -------------       ------------      -------------       -------------

     Income (loss) from operations                   38,786            65,319           (329,823)           (139,080)

  Interest expense                                  (60,913)          (51,162)          (185,543)           (193,171)
  Other income                                       46,120            19,729            132,302              43,767
  Other expense                                      (8,305)          (58,562)           (26,942)            (61,152)
                                              -------------       ------------      -------------       -------------
     Total other expense, net                       (23,098)          (89,995)           (80,183)           (210,556)


        Net income (loss)                  $         15,688    $      (24,676)   $     (410,006)     $      (349,636)
                                              =============       ============      =============       =============

     Basic and diluted net income (loss)
        per share:                         $          0.002    $       (0.004)    $        (0.04)     $        (0.06)
                                              =============       ============      =============       =============
     Shares used in per share
        calculations:                             9,855,822         7,038,756          9,855,822           5,685,359
                                              =============       ============      =============       =============












The accompanying notes are an integral part of these consolidated financial statements.

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Nine Months Ended Sept. 30,
                                                                           -----------------------------------
                                                                               2002                2001
                                                                           --------------      --------------
Cash flows relating to operating activities:
  Net loss                                                                  $   (410,006)       $    (349,636)
  Adjustments to reconcile net loss to net cash
      Provided by (used in) operating activities:
      Depreciation                                                               633,521              648,417
      Amortization                                                               216,800              162,280
      Gain on sale of assets                                                      (4,678)                (350)
      (Increase) decrease in cash due to changes in assets and liabilities:
        Accounts receivable                                                     (635,865)            (228,721)
        Inventories                                                             (178,541)               5,865
        Other current assets                                                      11,491             (62,330)
        Other assets                                                            (100,653)             (36,462)
        Accounts payable                                                         597,114             (382,195)
        Customer deposits held                                                     4,255              (10,399)
        Accrued payroll and other accrued liabilities                           (114,209)             269,645
        Other long-term liabilities                                              (85,636)             174,302
                                                                              -----------         ------------
          Net cash provided by (used in) operating activities                    (66,407)             190,416

Cash flows relating to investing activities:
  Purchase of property and equipment                                            (104,381)            (102,153)
  Proceeds from sale of property and equipment                                     4,678               22,090
                                                                              -----------         ------------
        Net cash provided by (used in) investing activities                      (99,703)             (80,063)

Cash flows relating to financing activities:
  Net borrowing (paydown) under line of credit                                   356,463             (268,136)
  Repayments of long term debt                                                   (98,052)            (821,940)
  Repayment of stockholder's loan                                                (42,316)               -
  Proceeds from issuance of common stock                                            -                 977,164
  Costs related to issuance of common stock                                       (4,470)               -
                                                                              -----------         ------------
        Net cash provided by (used in) financing activities                      211,625             (112,912)

Net increase (decrease) in cash                                                   45,515               (2,559)

Cash, beginning of period                                                         24,741               35,693
                                                                              -----------         ------------
Cash, end of period                                                        $      70,256       $       33,134
                                                                              ===========         ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                               $     185,543       $      193,171
    Common stock issued in connection with acquisition                     $      -            $      977,164
    Increase in goodwill for adjustment to asset acquisition               $      -            $       20,000
    Increase in other assets for deposit on refinancing activity           $      -            $      182,741


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

Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2002, or any portion thereof.

2.  NET LOSS PER SHARE

Basic net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share for all periods presented is the same as basic net income (loss) per share since all potential dilutive securities are excluded because they are antidilutive.

The dilutive effect of stock options outstanding for the purchase of 242,050 and 302,150 shares at September 30, 2002 and September 30, 2001, respectively, warrants outstanding for the purchase of 87,697 shares at September 30, 2002 and 2001, and 577,000 shares of common stock into which the outstanding Series A Redeemable Convertible Preferred Stock are convertible were not included in income (loss) per share calculations, because to do so would have been antidilutive.

3.  INVENTORIES

Inventories are stated at the lower of average cost, which approximates the first-in, first-out (FIFO) method, or market and include materials, labor and manufacturing overhead. Inventories consist of the following:

                                                 September 30,      December 31,
                                                  2002              2001
                                            ------------------ ----------------

Raw materials                              $          519,955        $ 463,402
Work-in-process                                       238,504          162,684
Finished goods                                        294,210          288,905
Merchandise                                            41,582           51,288
Scotch Whisky                                          50,569         -
                                            ------------------ ----------------
                                           $        1,144,820        $ 966,279
                                            ================== ================

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

In the nine months ended September 30, 2002, two distributors represented 31% and 13% respectively, of net sales. In the nine months ended September 30, 2001, two distributors represented 34% percent and 14% respectively, of net sales.

                                     Three months ended September 30,          Nine months ended September 30,
                                   -------------------------------------    ---------------------------------------
                                         2002                2001                 2002                 2001
                                   -----------------    ----------------    -----------------    ------------------
Net Sales:
  Brewery                          $      2,856,281     $     2,680,083     $      6,897,969     $       7,708,534
  Restaurant                                622,278             510,159            1,685,398             1,430,319
   Less: inter-segment sales                (89,555)            (84,020)            (245,387)             (237,260)
                                      --------------      --------------       --------------       ---------------
    Subtotal                              3,389,004           3,106,222            8,337,980             8,901,593
Harco Products                               70,060              88,190              216,597               282,500
                                      --------------      --------------       --------------       ---------------
  Total net sales                  $      3,459,064     $     3,194,412     $      8,554,577     $       9,184,093
                                      ==============      ==============       ==============       ===============
Gross Profit:
  Brewery                          $        869,370     $       799,347     $      1,885,700     $       2,232,502
  Restaurant                                189,280             142,919              503,882               390,736
   Less:  inter-segment
            gross profit                    (28,442)            (44,574)            (115,116)             (126,011)
                                      --------------      --------------       --------------       ---------------
Subtotal                                  1,030,208             897,692            2,274,466             2,497,227
Harco Products                               13,019              42,456               53,579               115,752
                                      --------------      --------------       --------------       ---------------
Total gross profit                 $      1,043,227     $       940,148     $      2,328,045     $       2,612,979
                                      ==============      ==============       ==============       ===============

5. ACQUISITIONS

SAXER BREWING COMPANY BRAND PURCHASE - On January 31, 2000, the Company purchased brands and certain equipment from Saxer Brewing Company in exchange for stock, cash and other consideration. The purchase price was determined as follows:

         Shares issued at FMV (900,000 @ $.54/share)          $   486,000
         Cash consideration paid                                  150,000
         Minimum payment due under earn-out agreement             200,000
         Assumption of liabilities                                 29,688
         Legal costs incurred                                      63,095
                                                             ------------
         Total acquisition cost                               $   928,783
                                                             ============

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

6.  STOCKHOLDER TERM LOAN

On November 1, 2001, the Company replaced its Western Bank term debt with a new term loan of $1,700,000 from the MacTarnahan Limited Partnership ("MacTarnahan"). This loan ("MacTarnahan Term Loan") is a three year facility, secured with the Company's personal property (priority is subject to existing liens). Interest is payable monthly at a floating per annum rate of 1.25% above the prime rate published in the Wall Street Journal (Western Edition) (6.00% at September 30, 2002). Under the original terms of the MacTarnahan Term Loan, principal payments of not less than $15,000 are payable monthly and two additional principal payments of not less than $35,000 are payable semi-annually. Effective June 1, 2002, the Company and MacTarnahan entered into a First Amendment To Loan Arrangement ("First Amendment"). Under the terms of the First Amendment, the Company's obligation to make monthly payments is deferred until December 2002, and the Company's obligation to make semi-annual payments is deferred until April 2003. As such, $140,000 of the term loan has been classified as a current liability at September 30, 2002 compared with $250,000 classified as a current liability at March 31, 2001. The principal may be prepaid at any time.


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

RESULTS OF OPERATIONS

THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

NET SALES. Net sales in the third quarter of 2002 increased 8% to $3,459,064 from $3,194,412 in the third quarter of 2001 and decreased 7% to $8,554,577 from $9,184,093 in the first nine months of 2001.

Net sales from brewery operations increased 7% to $2,856,281 in the third quarter of 2002 from $2,680,083 in the third quarter of 2001, and decreased 11% to $6,897,969 in the first nine months of 2002 from $7,708,534 in the first nine months of 2001. This was primarily a result of a decline in sales due to the proliferation of imports and malternatives resulting in a reduction of shelf space for the Company's products and the downturn in the economy in the Pacific Northwest. Shipments increased 4% to 17,663 barrels in the third quarter of 2002 from 17,010 barrels in the third quarter of 2001. Shipments decreased 12% to 43,010 barrels in the first nine months of 2002 from 48,904 barrels in the first nine months of 2001.

Net sales from restaurant operations increased 22% to $622,278 in the third quarter of 2002, from $510,159 in the third quarter of 2001, and increased 18% to $1,685,398 in the first nine months of 2002, from $1,430,319 in the first nine months of 2001. The increase in restaurant sales is a direct result of increased popularity of the facility.

Net sales of Harco Products decreased 21% to $70,060 in the third quarter of 2002 from $88,190 in the third quarter of 2001, and decreased 23% to $216,597 in the first nine months of 2002 from $282,500 in the first nine months of 2001. The shortfall in sales is attributed to an uncertain economy coupled with the loss of a significant customer and increased competition in the marketplace.

GROSS PROFIT. Gross profits increased 11% to $1,043,227 (30% of net sales) in the third quarter of 2002 from $940,148 (29% of net sales) in the third quarter of 2001, and decreased 11% to $2,238,045 (27% of net sales) in the first nine months of 2002 from $2,612,979 (28% of net sales) in the first nine months of 2001.

Gross profit from brewery operations increased 9% to $869,370 (30% of net brewery sales) in the third quarter of 2002 from $799,347 (30% of net brewery sales) in the third quarter of 2001 and decreased 16% to $1,885,700 (27% of net brewery sales) in the first nine months of 2002 from $2,232,502 (29% of net brewery sales) in the first nine months of 2001. This decline reflects an overall loss of volume coupled with lower sales in higher margin regions.

Gross profit from restaurant operations increased 32% to 189,280 (30% of net restaurant sales) in the third quarter of 2002 from $142,919 (28% of net restaurant sales) in the third quarter of 2001 and increased 29% to $503,882 (30% of net sales) in the first nine months of 2002 from $390,736 (27% of net sales) in the first nine months of 2001. The increase was a result of increased volume, increased efficiency and improvements in food and labor costs.

Gross profit of Harco Products decreased 69% to $13,019 (19% of net Harco sales) in the third quarter of 2002 from $42,456 (48% of net Harco sales) in the third quarter of 2001 and decreased 54% to $53,579 (25% of net Harco sales) in the first nine months of 2002 from $115,752 (41% of net Harco sales) in the first nine months of 2001. The decrease was the result of the decline in sales volume.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 0% to $351,524 (10% of net sales) in the third quarter of 2002 from $351,484 (11% of net sales) in the third quarter of 2001 and decreased 11% to $1,038,431 (12% of net sales) in the first nine months of 2002 from $1,169,144 (13% of net sales) in the first nine months of 2001. A large legal reclassification to cost of stock sale in 2001 rendered no third quarter variance. Year to date decreases are the result of continued cost cutting.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 25% to $652,917 (19% of net sales) in the third quarter of 2002 compared to $523,345 (16% of net sales) in the third quarter of 2001 and increased 2% to $1,619,437 (19% of net sales) in the first nine months of 2002 from $1,582,915 (17% of net sales) in the first nine months of 2001. The increases are primarily the result of commission payments for a contract product sale, increased sports marketing expense and the classification of Oktoberfest expense to Other Expense in 2001 (the event was not held) in contrast to the expense of the event which took place in September 2002. Additionally, Portland Brewing products were produced in long-neck bottles in 2002, increasing point of sale promotional and package design costs.

INTEREST EXPENSE. Interest expense increased 19% to $60,913 in the third quarter of 2002 from $51,162 in the third quarter of 2001 and decreased 4% to $185,543 in the first nine months of 2002 from $193,171 in the first nine months of 2001. The increase in the third quarter is a result of debt balance increases, and the decrease for the first nine months was a result of a reduction in interest rates on outstanding debt.

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

On November 1, 2001, the Company replaced its Western Bank term debt (due in November 2001) with a new term loan of $1,700,000 from MacTarnahan. The MacTarnahan Term Loan is a three year facility, secured with the Company's personal property (priority is subject to existing liens). Interest is payable monthly at a floating per annum rate of 1.25% above the prime rate published in the Wall Street Journal (Western Edition) (6.00% at September 30, 2002). Under the original terms of the MacTarnahan Term Loan, principal payments of not less than $15,000 are payable monthly and two additional principal payments of not less than $35,000 are payable semi-annually. Effective June 1, 2002, the Company and MacTarnahan entered into a First Amendment To Loan Arrangement ("First Amendment"). Under the terms of the First Amendment, the Company's obligation to make monthly payments is deferred until December 2002, and the Company's obligation to make semi-annual payments is deferred until April 2003. The principal may be prepaid at any time. The MacTarnahan Term Loan contains certain covenants including restrictions on additional encumbrances.

As a result of the recapitalization/reorganization plan, (i) the Company down-sized and reduced costs; (ii) the Company's revolving facility was increased and renewed; (iii) the Company's term debt was reduced to $1,700,000 and refinanced to mature in 2004; (iv) the Company's brewery lease payments for the brewery as well as the rent payments for the personal property were eliminated, and the Company assumed debt of approximately $1,257,000; and (v) a long-term parking easement was secured as well as the rental obligation eliminated. Following the recapitalization, affiliates of the MacTarnahans and Adams together own approximately 74.5% of the common stock of the Company, based on the beneficial ownership as reported on Schedules 13D.

Effective August 1, 2002, the Company entered into a $1,200,000 revolving line of credit ("Revolving Line") with Western Bank which expires on August 1, 2003 and replaced the existing $1,200,000 revolving line with Western Bank. As of September 30, 2002, $973,763 was outstanding. The Revolving Line is secured by a first lien on the Company's accounts receivable and inventory and is guaranteed by certain shareholders. Interest is payable monthly at a floating per annum rate of 1% above the prime rate published in the Wall Street Journal (Western Edition) (5.75% at September 30, 2002). The Revolving Line contains certain covenants including restrictions on additional indebtedness and payment of dividends without the permission of the lender. The Company was in compliance with all covenants at September 30, 2002.

In 1998, the Company offered several of its trade creditors the option of receiving a discounted amount of cash immediately or the entire amount owed to them to be paid over a five-year period. As a result, the Company issued notes in the aggregate principal amount of $148,065 to trade creditors, of which $15,190 was outstanding at

September 30, 2002. The notes bear interest at 6% per annum and mature on September 1, 2003. Payments under the notes are due in equal monthly payments of principal and interest.

Accounts receivable increased 95% to $1,305,436 in the first nine months of 2002, due to increased sales and some slow paying accounts collected in October 2002. Inventories increased 18% to $1,144,820 in the first nine months of 2002. Accounts payable increased 64% to $1,524,902 in the first nine months of 2002 in order to support the Company's cash needs.

CRITICAL ACCOUNTING POLICIES

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements. Estimates and assumptions include, but are not limited to, customer receivables, inventories, fixed asset lives, contingencies and litigation.


RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 generally requires that any gains or losses on extinguishment of debt in current or prior periods be classified as other income (expense). The Company expects to adopt the provisions of SFAS No.145 in its fiscal year ending December 31, 2002. The Company expects there will be no effect on its financial results relating to the adoption of SFAS No. 145.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 will be applied prospectively to any exit or disposal activities initiated after December 31, 2002. The Company expects there will be no effect on its financial results relating to the adoption of SFAS No. 146.

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

OPERATING LOSSES. The Company experienced significant operating losses during the past five years, and has continued to incur losses in the first nine months of 2002. Operating results have fluctuated and may continue to fluctuate as a result of many factors including lower sales volumes and selling prices, increased depreciation and other fixed operating costs as a percent of sales during periods when the Company's brewery is operating at less than full capacity, changes in product mix, increased selling and marketing costs incurred as the Company protects its business in existing markets, and increased transportation costs.

ITEM 3. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities.

(b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.



                           PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held on September 14, 2002. The following matters were submitted to shareholders for their consideration:

       1. With respect to the six nominees for director identified in the Company's Proxy Statement: Peter F. Adams received 7,086,367 votes for, and 12,575 votes against; Frederick L. Bowman received 7,089,367 votes for, and 9,575 votes against; James W. Linford received 7,089,217 votes for, and 9,725 votes against; Robert M. MacTarnahan received 7,087,892 votes for, and 11,050 votes against;
            R. Scott MacTarnahan received 7,088,617 votes for, and 10,325 votes against; and William J Prenger received 7,089,167 votes for, and 9,775 votes against.

       2. The appointment of Moss Adams LLP as the Company's independent auditors for the year ending December 31, 2002 was ratified as follows: 7,085,267 shares were voted in favor, 5,850 shares were voted in opposition and 7,825 votes abstained.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein:

    NUMBER                        NUMBER           DESCRIPTION
    (1-A)                         (SB-601)
    ----------                    ----------       ---------------
      6.32                          10.32          July 1, 2002 Amendment to License Agreement
                                                   between the Company and Harmer Mill & Logging
                                                   Supply,  Inc., dated July 1, 1994

                                    99.1           Certification of Frederick L. Bowman

                                    99.2           Certification of Jerome Chicvara

(b) Reports on Form 8-K

       One Report on Form 8-K was filed by the Company in the quarter ended September 30, 2002. This report, filed on August 15, 2002, relates to the certifications of Frederick Bowman and Jerome Chicvara in connection with the Form 10-QSB for the quarter ended June 30, 2002 as required by Section 906 of the Sarbanes-Oxley Act of 2002.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November ____, 2002.


PORTLAND BREWING COMPANY



     Signature                        Title
     ---------                        -----

     /s/ FREDERICK L. BOWMAN          President and Principal Accounting Officer
     -----------------------
     Frederick L. Bowman

I, Frederick L. Bowman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Portland Brewing Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "EVALUATION DATE"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                             /s/ Frederick L. Bowman
                                             -----------------------
                                             Frederick L. Bowman, President and
                                             Principal Accounting Officer

I, Jerome Chicvara, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Portland Brewing Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "EVALUATION DATE"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                        /s/ Jerome Chicvara
                                        ----------------------------
                                        Jerome Chicvara, Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

6.32, 10.32       July 1, 2002 Amendment to License Agreement between the
                  Company and Harmer Mill & Logging Supply, Inc., dated July 1, 1994

99.1              Certification of Frederick L. Bowman

99.2              Certification of Jerome Chicvara

Exhibit 6.32, 10.32

                         AMENDMENT TO LICENSE AGREEMENT


This Amendment to License Agreement ("AMENDMENT") is among Portland Brewing Company, an Oregon corporation (the "COMPANY"), Robert M. MacTarnahan ("MACTARNAHAN") and Black Lake Investments, LLC, an Oregon limited liability company ("BLACK LAKE").

                                    RECITALS

       A. The Company, MacTarnahan, and Harmer Mill & Logging Supply Co., an Oregon corporation ("HARMER") entered into a License Agreement dated July 1, 1994 as amended (the "AGREEMENT").

       B. Harmer's interest under the Agreement was assigned to Black Lake effective January 1, 2002.

       C. The parties desire to amend the Agreement to clearly and specifically provide that the $1 per barrel royalty under the Agreement apply to all ale, beer or other malt beverage Products bearing the name "MacTarnahan".

                                    AGREEMENT

1. AMENDMENTS.

         (a) Section 1.4 is amended to read in its entirety as follows:

         "1.4 PRODUCTS. The term "Products" shall mean any ale, beer or other malt beverage product produced by PBCo or on its behalf that is sold in any of the "super premium," "import" or "micro" price categories for such products sold in the United States, and in any similar price categories for sales outside the United States. In the event of industry changes in the price categories for beer products, "Products" shall mean any product produced by PBCo or on its behalf that is in a new price category which is the equivalent of "super premium," "import" or "micro" or is positioned relative to other categories in the same way as are these price categories. The parties hereby acknowledge that malt beverage products in the foregoing price categories are generally regarded as high quality products. PBCo agrees that its Products shall be of a high quality consistent with the qualify of its various ale and beer products currently selling in such price categories.

              In addition to ale, beer and other malt beverage products described above, the term Products shall include a premium 12 or more year old single malt whisky or whiskys imported by the Company to be sold under the name "The MacTarnahan" or similar name. Notwithstanding the inclusion of such single malt scotch whisky in this definition, all references in this Agreement to volume of products shall exclude the volume of such single malt scotch whisky. For example, no per barrel royalty is payable with respect to single malt scotch whisky under
         Section 6 of the License and changes in the volume of single malt scotch whisky sales shall not be considered in the termination right calculation described in Section 7.2(b) of the License."


         (b) A new Section 1.7 is added to the Agreement to read as follows:

         "1.7 MCTARNAHAN'S ALE. For the purposes of this Agreement, including without limitation the royalty provisions in Section 6.1, McTarnahan's Ale will mean the following Products: MacTarnahan's Scottish Style Amber Ale, MacTarnahan's Blackwatch Cream Porter, MacTarnahan's Highlander Pale Ale, MacTarnahan's IPA, Mac Frost, and any other ale, beer, or other malt beverage Product bearing the name "MacTarnahan" or any variation thereof, including without limitation, "Mac" or "Mac's"."

      2. OTHER PROVISIONS. The provisions of the Agreement that are not expressly specified in this Amendment remain unchanged and in full force and effect.

      3. SIGNATURES. This Amendment may be signed in counterparts. A fax transmission of a signature page will be considered an original signature page. At the request of a party, the other party will confirm a fax-transmitted signature page by delivering an original signature page to the requesting party.

          Dated effective: July 1, 2002


                                        Portland Brewing Company


                                        /s/ FREDERICK L. BOWMAN
                                        ----------------------------
                                        By: Frederick L. Bowman
                                        Its: President


                                        Robert M. MacTarnahan


                                        /s/ ROBERT M. MACTARNAHAN
                                        ----------------------------
                                        Robert M. MacTarnahan



                                        Black Lake Investments, LLC


                                        /s/ R. SCOTT MACTARNAHAN
                                        ----------------------------
                                        By: R. Scott MacTarnahan
                                        Its: Partner

Exhibit 99.1

                                  CERTIFICATION

I, Frederick L. Bowman, President and Principal Accounting Officer of Portland Brewing Company, certify that, to the best of my knowledge, the Form 10-QSB for the fiscal quarter ending September 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of Portland Brewing Company.



                                        /s/ Frederick L. Bowman
                                        ----------------------------
                                        Frederick L. Bowman, President and
                                        Principal Accounting Officer

Exhibit 99.2

                                  CERTIFICATION

I, Jerome Chicvara, Chief Executive Officer of Portland Brewing Company, certify that, to the best of my knowledge, the Form 10-QSB for the fiscal quarter ending September 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of Portland Brewing Company.



                                        /s/ JEROME CHICVARA
                                        ----------------------------
                                        Jerome Chicvara, Chief Executive Officer