Form 10KSB
period 2002-12-31
PORTLAND BREWING CO /OR/
filed 2003-03-31
CIK 943658

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended: December 31, 2002
                                       OR
             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________to __________

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB.[X]

     Revenues for the year ended December 31, 2002:   $11,713,863.

   State the aggregate market value of the voting stock held by non-affiliates:
Not Applicable, the Registrant's stock has no established trading market.

     The number of shares outstanding of the Registrant's Common Stock as of March 18, 2003 was 9,855,822 shares.

Transitional Small Business Disclosure Format (check one):  Yes  X     No
                                                               -----    -----

                            PORTLAND BREWING COMPANY
                                2002 FORM 10-KSB
                                TABLE OF CONTENTS


                                     PART I
                                     ------
                                                                           Page

Item 6.   Description of Business                                            3

Item 7.   Description of Property                                           12

Item 8.   Directors, Executive Officers and Significant Employees           13

Item 9.   Remuneration of Directors and Officers                            15

Item 10.  Security Ownership of Management and Certain Security Holders     17

Item 11.  Interest of Management and Others in Certain Transactions         20

                                     PART II
                                     -------

Item 1.   Market Price of and Dividends on the Registrant's Common Equity   22
             and Other Shareholder Matters

Item 2.   Legal Proceedings                                                 22

Item 3.   Changes in and Disagreements with Accountants                     22

Item 4.   Submission of Matters to a Vote of Security Holders               23

Item 5.   Compliance with Section 16(a) of the Exchange Act                 23

Item 6.   Reports on Form 8-K                                               23

          Controls and Procedures                                           23

                                    PART F/S
                                    --------

          Index to Consolidated Financial Statements                        24

                                    PART III
                                    --------

Item 1.   Index to Exhibits                                                 25

Item 2.   Description of Exhibits                                           25

                                     PART I
                                     ------

ITEM 6.  DESCRIPTION OF BUSINESS
-------  -----------------------

GENERAL

Portland Brewing Company (the "Company") was incorporated in Oregon on November 14, 1983 and conducts business under the names "MacTarnahan's Brewing Company" and "Portland Brewing Company". The Company was formed to brew and sell specialty beer (i.e., beer which is made in relatively small batches and which generally sells at retail in the super or above premium category at about $7.00 per six-pack). Products produced by the Company fall primarily within three brand families: MacTarnahan's, Saxer and Nor'Wester. The MacTarnahan's brand family represents the largest volume and includes MacTarnahan's Scottish Style Amber Ale, MacTarnahan's Blackwatch Cream Porter, MacTarnahan's Highlander Pale Ale, and MacTarnahan's IPA. The Company's seasonal line, which carry the MacTarnahan's Brewing Company logo, includes Mac Frost Winter Ale, Uncle Otto's WeissBeer, and Uncle Otto's Oktoberfest Maerzen along with associated brands including Oregon Honey Beer. The Saxer brand family is represented by Lemon Lager and various seasonal brands. The Nor'Wester product family includes Nor'Wester HefeWeizen and Dunkel Weizen. Specialty products are made periodically to be served at the Company's restaurant, The TapRoom, such as ZigZag River Lager and Benchmark Old Ale as well as certain Saxer and Nor'Wester products. Cask-conditioned variations of these products are occasionally offered in The TapRoom. The Company uses distributors to sell principally to the packaged/bottle market through authorized retail outlets and to the on-premises draft market through establishments licensed to serve alcoholic beverages. The Company sells beer primarily in its home market of Oregon as well as in Washington, California and other western states. In 1996, the Company began selling beer in states east of the Rocky Mountains. In 2000, the Company began exporting Saxer Lemon Lager to Japan, and expects to continue throughout 2003. The Company also sells directly to the public from its restaurant and dock sales facilities.

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

In October 1999, the Company acquired a hand truck manufacturing company, Harco Products, Inc. (operated as an Oregon subsidiary), with its principal offices in Beaverton, Oregon. [See Note 7 of Notes to Consolidated Financial Statements].

SAXER BREWING COMPANY ASSET PURCHASE

On January 31, 2000, the Company purchased brands and certain equipment from Saxer Brewing Company for 900,000 shares of the Company's common stock, $150,000 cash and a three year agreement to pay certain amounts based on barrel sales of the Saxer and Nor'wester brands, such amount secured by the Saxer and Nor'wester brands. In connection with the purchase, Steven C. Goebel, a majority shareholder of Saxer Brewing Company, was appointed to the board of directors of the Company. In February 2001, Mr. Goebel resigned from the Board of Directors. [See Item 11 - Interest of Management and Others in Certain Transactions - Saxer Brewing Company Asset Purchase and Note 11 of Notes to Consolidated Financial Statements].

INDUSTRY OVERVIEW

NATIONAL BEER INDUSTRY. The nation's three largest breweries; Anheuser-Busch, Miller Brewing Company and Coors Brewing Co., comprise nearly 80% of the country's shipments. (Beer Marketer's Insights, January 13, 2003). In 2002, national sales continued to be affected by gains in the premium "light" beer category, the success of flavored alcoholic beverages or "malternatives", and continued growth of imports. Of equal significance to the domestic market was the consolidation of international brewers and the international brewers' emphasis on targeting the U.S. market. These trends are expected to continue in 2003. Consolidation has continued both nationally and internationally.

SPECIALTY BEER INDUSTRY--PACIFIC NORTHWEST. References to an increase of 2% in 2002 in the total specialty beer category should be interpreted as indicating that specialty brewers producing less than the top ten leaders in the market are trending down about 3% with the segment remaining at approximately 3% share of the US market for the seventh straight year (Beer Marketer's Insights, February 10, 2003). Statistics on sales of specialty beers in Oregon for 2002 indicate the market is flat overall (Oregon Liquor Control Statistics, November 2002). Paralleling the national industry, malternatives continue to affect the Oregon brewing industry, especially craft/specialty brewers. Oregon and Washington are considered to be mature markets in the U.S. specialty beer segment, consequently, the Company believes that future growth will be more difficult in these two states.

PRODUCTS

The Company offers a wide variety of specialty beers. The complete product line includes core brands, which are available year-round, a selection of seasonal brands, and specialty products. Draft product (kegs) accounted for approximately 24% and 28% of the Company's beer shipments in 2002 and 2001, respectively.

Portland Brewing Company products consist of core brands generally incorporating a reference to MacTarnahan and the assumed business name, MacTarnahan's Brewing Company, to further endorse this branding. Other brand families include Saxer and Nor'Wester. From time to time, other specialty beers are produced for the Company's use, as private label brands, and under contract for customers.

Portland Brewing Company's brands include:

         MACTARNAHAN'S SCOTTISH STYLE AMBER ALE. MacTarnahan's Scottish Style Amber Ale is a complex, copper-colored Scottish style ale of great character made with pale and caramel malts and Cascade hops, and is available in draft, 12 oz. bottles and 12 oz. cans.

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

         MACTARNAHAN'S IPA The Company's India Pale Ale is aged with natural untoasted American oak from the Ozarks that has been air dried for two years and is one of the few India Pale Ales to marry the hop and oak flavors, available on draft and in 12 oz. bottles.

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

         MAC FROST WINTER ALE. This winter ale is made using two special yeasts which yield a very rich flavored beer. This product is offered from November through January.

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

         NOR'WESTER DUNKELWEIZEN. This is a wheat ale left unfiltered to preserve all the natural flavors and aromas.


RESTAURANT

The Company operates a restaurant, The TapRoom, which is located at the Company's brewery, providing a tasting room for the products it manufactures. The TapRoom restaurant is upscale in comparison to other brewpubs in the region and features a European atmosphere, a wood-burning fireplace, outdoor patio, a terrace with an arbor and seating for over 150 guests.

MARKETING AND SALES

The Company uses both licensed beer and wine distributors/wholesalers to sell to and service on- and off-premises accounts for specific geographic territories. These distributors maintain broad distribution in the Company's core markets:
Oregon, Washington, and California. Columbia Distributing Company services almost all of the major markets in Oregon and Washington. In California, Wine Warehouse represents the Company on a statewide basis handling most of the sales to that state. The Company expects that Columbia Distributing and Wine Warehouse will continue to be large volume distributors of its products in 2003. Approximately 67 distributors represent the Company in its western markets and the Company employs eight salespeople to service its primary markets: one national sales representative, one chain sales representative, four salespeople in Oregon, one in Washington, and one in California. The Company also uses the services of three broker/agents as independent contractors: one in northern California, one in the Midwest, and one in the East. Shipments for markets east of the Rocky Mountains declined to 5% in 2002 from 6% in 2001. With the continued consolidation of manufacturers, wholesalers and distributors, the Company may be required to adjust its distribution arrangements in the future.

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


TRADEMARKS

The Company has developed brand recognition with several trademarks and trade names. The Company has protected those trademarks and trade names through obtaining and maintaining federal and state trademark registrations and assumed business name registrations. Federally registered trademarks for key brand names for malt beverages include the names Portland Brewing, Portland, and Portland Brewing label design. In connection with the MacTarnahan's brand, the Company has federally registered MacTarnahan's, "Mac's", the running Mac design icon, Mac Tarnahan's Highlander and MacTarnahan's label design. Other federally registered trademarks include BobbyDazzler Ale and the Oregon Honey Beer label design. In addition, the Company has obtained federal registration for The MacTarnahan(R) in connection with its Whisky trade name. To the best of the Company's knowledge, it has the right to use these marks on a nationwide basis in connection with malt beverages, and to use "The MacTarnahan(R)" on a nationwide basis in connection with Whisky.

The Company also has federally registered trademarks for the names Nor'Wester, Saxer, and Saxer's Lemon Lager; and the design marks for Lemon Lager and Nor'Wester. To the best of the Company's knowledge, it has the right to use these marks on a nationwide basis in connection with malt beverages.

The Company has also registered its brand names as trademarks in the State of Oregon, California, Washington, Idaho and Colorado for key brand names. It has registered numerous marks in those states, including the brand names Haystack Black, Uncle Otto's Oktoberfest, and MacTarnahan's BlackWatch. In addition, the Company has registered the assumed business name MacTarnahan's Brewing Company. To the best of the Company's knowledge, it has the right to use the brand name of each of its current products in areas where those products are currently distributed.


COMPETITION

The domestic specialty brewing industry remains at approximately 3% of the total national market (Beer Marketer's Insights, February 10, 2003) and is projected to be approximately 12% of the Oregon market in 2003 (Oregon Liquor Control Commission Statement of Beer Sales in Oregon, 2002). Growth rates have slowed for the majority of craft brewers and distribution opportunities continue to diminish. The national brewers continue to develop brands to compete directly with specialty brands and these national competitors have advantages such as lower production costs, larger marketing budgets, greater financial and other resources, and a more developed and extensive distribution network than the Company. In addition, new players and the "spirits" industry have entered the marketplace. Growing demand for imported beer continues to have a negative impact on sales of domestic specialty beer. The Company believes that continued saturation in the specialty brewing category, the growth of imports, and the success of malternatives are constraining growth for specialty brewers, including the Company. In 2002, three of the top five Oregon brewers experienced a decline in market share: Bridgeport Brewing Co., Full Sail Brewing Company, and the Company (Oregon Liquor Control Commission Statement of Beer Sales in Oregon, 2002).


The Company competes within the specialty beer market based on product quality, taste, consistency, freshness, distribution, price, ability to differentiate products, promotional methods and other product support. Like the Company, most specialty brewers sell their product at retail on the brewery premises or market their product through similar channels. Distributors continue to consolidate and national brewers continue to influence distributors to limit competing product. These factors, coupled with legal restrictions on distribution terminations, could have the effect of reducing the distribution options for the Company's products. The Company believes that price discounting, solidifying distribution, maintaining shelf space, and increasing sales and marketing efforts will continue to be essential.


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

LICENSE DESCRIPTION. The Company operates under a Brewery Public House license which allows sales off-premises as well as through up to two retail outlets. The Company operates one restaurant at its brewery.

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

RESEARCH AND DEVELOPMENT

The Company had minimal research and development expenditures in 2002 and 2001. The Company has from time to time, developed new products and will continue to do so in the future. Such products are sold to retail customers, and accordingly, associated development costs are expensed as cost of goods sold.

EMPLOYEES

As of December 31, 2002, the Company had 90 employees (64 full time), including 29 in brewing, bottling and shipping operations, 41 in retail operations, 17 in sales, marketing, and administration, and 3 in the Company's hand truck business. None of the Company's employees are covered by collective bargaining agreements. The Company provides its full-time employees with health, dental and life insurance, short and long term disability, and a 401(k) plan. The Company made no contributions to the 401(k) plan in 2002 or 2001. The Company believes its employee relations are good, and believes its employee practices comply with all Federal and State laws and regulations. The Company does carry employment practices liability insurance. There can be no assurance that such insurance will continue to be available at a price or on other terms satisfactory to the Company.

CONCENTRATIONS OF RISK

DISTRIBUTOR CONCENTRATION. In 2002, wholesale distributors accounted for 67% of the Company's shipments, of which 34% were to Oregon distributors. The Company's largest distributor, Columbia Distributing Company, which distributes the Company's products in Oregon and Washington, accounted for approximately 31% of the Company's net sales in 2002. The next largest distributor, Wine Warehouse, accounted for approximately 13% of the Company's net sales for the same period. Distribution agreements generally grant exclusive territories to distributors. The Company's distributors also market and distribute competing brands. While the Company believes it has good relationships with most of its distributors, the Company can give no assurance that each of its distributors will continue to effectively market and distribute the Company's beer. State laws and/or standard contractual provisions limit the Company's ability to terminate a distribution agreement, therefore the Company can give no assurance that a distributor for any given geographic area could be replaced without cost or replaced immediately, either temporarily or permanently, in the event the distributor was performing poorly in its efforts to distribute the Company's products or was otherwise unable to perform (e.g. as a result of an employee strike or damage caused by fire or natural disaster). The Company's inability to replace a non-performing or poorly performing distributor in a timely fashion and/or with minimal cost, could have a significant adverse effect on the Company's results of operations, particularly if the distributor were Columbia Distributing Company or Wine Warehouse, the Company's largest distributors.

INCREASED COMPETITION AND SATURATION IN THE BEER INDUSTRY - SPECIALTY SEGMENT. [See "Industry Overview" and "Competition" above]. Increased competition, proliferation of specialty brands, strong imports sales and the increasing number of entrants in the malternative category have and may continue to have an adverse effect on the Company's business, financial condition and results of operations. The economic downturn in the Pacific Northwest and anticipated industry consolidations may further serve to affect growth for the Company. There can be no assurance that the specialty beer industry will experience growth, that it will not experience further downturn or that any downturn will not be more severe.

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

ENVIRONMENTAL MATTERS

The Company's compliance with federal, state and local laws and regulations regulating the discharge of materials into the environment, had no material effect upon capital expenditures, earnings, or competitive position of the Company during the year ended December 31, 2002.

SOURCES OF LIQUIDITY

The Company requires capital principally to fund its working capital needs. The Company has met its capital requirements through cash flow from operations, bank borrowings, loans from shareholders and the private and public sale of its Common Stock.

Effective as of July 31, 2001, the board of directors ratified, confirmed and adopted a recapitalization/reorganization plan for the Company which included the following elements: (a) re-forecasting and re-sizing the current operations;
(b) refinancing and increasing the revolving loan with Western Bank; (c) issuing common stock for the contribution of certain real property; (d) issuing common stock for the contribution of the brewery land, building and related equipment, and assumption of debt related to the brewery; and (e) re-financing the Company's term debt. The purposes of the recapitalization/reorganization plan were to obtain and stabilize short-term and long-term financing, lower operating costs and acquire capital assets which could be sold or used as collateral. Since the various transactions involved affiliates of the Company, the plan and certain transactions were approved by the board of directors after full disclosure of the material facts and determinations that the transactions were fair to the Company. [See Item 11 - Interest of Management and Others in Certain Transactions - Recapitalization/PBB, LLC Lease, and Note 7 of Notes to Consolidated Financial Statements].

The Company re-forecasted and re-sized the current operations by (a) discontinuing certain brands while continuing to increase its focus on its flagship "MacTarnahan's Scottish Style Amber Ale" and its family of unique brands; (b) down-sizing and implementing cost reductions; (c) outsourcing its accounting functions to Greenstead = Accounting Resource ("Greenstead"); and (d) restructuring its marketing and sales department. Greenstead is owned by affiliates of Peter F. Adams.

Effective August 1, 2001, the Company entered into a $1,200,000 revolving line of credit ("Revolving Line") with Western Bank which expires on August 1, 2003 and replaced the existing $1,000,000 revolving line with Western Bank. At December 31, 2002 and December 31, 2001, $962,359 and $617,300 were outstanding, respectively. The Revolving Line is secured by a first lien on the Company's accounts receivable and inventory and is guaranteed by certain shareholders. Interest is payable monthly at a floating per annum rate of 1% above the prime rate published in the Wall Street Journal (Western Edition) (5.25% at December 31, 2002). The Revolving Line contains certain covenants including restrictions on additional indebtedness and payment of dividends without the permission of the lender. The Company was in compliance with all covenants at December 31, 2002.

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

On September 14, 2001, Western Bank and the Company entered into an unsecured loan for $182,741. This loan replaced the loan between Western Bank and PBB LLC, and was made in preparation for a transfer of certain real property and associated personal property (the "Brewery Property"). This loan is guaranteed by several of the Company's shareholders. On October 12, 2001, PBB LLC contributed the Brewery Property to the Company in exchange for 1,382,748 shares of common stock, valued at $.25 per share, and the Company's assumption of indebtedness in the amount of $1,256,701 (which consists of the unsecured Western Bank loan described above, and indebtedness to Capital Crossings Bank) and secured by certain real and personal property. The real property was valued based on the ad valorum property tax assessment while the value of the personal property was determined by using PBB LLC's net book value. [See Note 7 of Notes to Consolidated Financial Statements].

On November 1, 2001, the Company replaced its Western Bank term debt (due in November 2001) with a new term loan of $1,700,000 from MacTarnahan ("MacTarnahan Term Loan"). The MacTarnahan Term Loan is a three year facility, secured with the Company's personal property (priority is subject to existing liens). Interest is payable monthly at a floating per annum rate of 1.25% above the prime rate published in the Wall Street Journal (Western Edition) (6.00% at December 31, 2001). Principal payments of not less than $15,000 are payable monthly and two additional principal payments of not less than $35,000 are payable semi-annually. Effective June 1, 2002, the Company and MacTarnahan entered into a First Amendment To Loan Arrangement ("First Amendment"). Under the terms of the First Amendment, the Company's obligation to make monthly payments was deferred until December 2002 and the Company's obligation to make semi-annual payments is deferred until April 2003. Effective October 1, 2002, the Company and MacTarnahan entered into a Second Amendment To Loan Arrangement ("Second Amendment"). Under the terms of the Second Amendment, the principal amount due was increased to $1,770,000. Effective January 1, 2003, the Company and MacTarnahan entered into a Third Amendment To Loan Arrangement ("Third Amendment"). Under the terms of the Third Amendment and the Amended and Restated Promissory Note executed in connection with the Third Amendment, the Company's obligation to make monthly payments is deferred until January 2004 and the Company's obligation to make semi-annual payments is deferred until April 2004. The term of the loan was extended to November 1, 2005, and the principal amount due was decreased to $1,700,000 to reflect payments made by the Company. As such, no current amounts related to this debt have been classified as a current liability at December 31, 2002. The principal may be prepaid at any time. The MacTarnahan Term Loan contains certain covenants including restrictions on additional encumbrances. [See Note 3 of Notes to Consolidated Financial Statements].

As a result of the recapitalization/reorganization plan, (i) the Company down-sized and reduced costs; (ii) the Company's revolving facility was increased and renewed to August 2003; (iii) the Company's term debt was reduced to $1,700,000 and refinanced to mature in 2005; (iv) the Company's brewery lease payments for the brewery as well as the rent payments for the personal property were eliminated, and the Company assumed mortgage debt of approximately $1,257,000; and (v) a long-term parking easement was secured as well as the rental obligation eliminated.

In 1998, the Company offered several of its trade creditors the option of receiving a discounted amount of cash immediately or the entire amount owed to them to be paid over a five-year period. As a result, the Company issued notes in the aggregate principal amount of $148,065 to trade creditors, of which $10,615 was outstanding at December 31, 2002. The notes bear interest at 6% per annum and mature on September 1, 2003. Payments under the notes are due in equal monthly payments of principal and interest.

The Company's working capital requirements over the next year are expected to be met partially from cash flow through operations, funds available under the Revolving Line and, if appropriate and available, additional equity offerings and/or borrowings from other lenders, as well as loans guaranteed by the MacTarnahans.


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

OPERATING LOSSES. The Company experienced significant operating losses during the years ended December 31, 2002 and 2001, and has continued to incur losses in the first quarter of 2003. Operating results have fluctuated and may continue to fluctuate as a result of many factors including lower sales volumes and selling prices, continued increases in transportation, utility and insurance costs as well as increased depreciation and other fixed operating costs as a percent of sales during periods when the Company's brewery is operating at less than full capacity. Changes in product mix and an increase in selling and marketing costs incurred as the Company protects its business in existing markets also contribute to the fluctuation. There can be no assurance that the Company will not continue to experience operating losses.

PURCHASE OF ASSETS FROM SAXER BREWING COMPANY. In January 2000 the Company purchased inventory, equipment and the Saxer and Nor'wester brands from Saxer Brewing Company. In March 2000, the Company began production of these brands at its Portland brewery. The production and distribution of the Saxer and Nor'wester brands required additional working capital. The Company also agreed to pay certain amounts based on barrel sales of the Saxer and Nor'wester brands, subject to a minimum annual payment. In 2000, since barrel sales of the Saxer and Nor'wester brands were below the minimum barrel threshold, the amount was the minimum annual payment. In 2002, payments totaling $35,000 were made. There can be no assurance that the production and distribution of the Saxer and Nor'wester brands will provide sufficient cash flow from operations to accommodate the increased working capital needs and repayment of the increased debt. [See Item 11 - Interest of Management and Others in Certain Transactions - Saxer Brewing Company Asset Purchase].

ABILITY TO REFINANCE OUTSTANDING DEBT. The Company has a $1,200,000 Revolving Loan expiring on August 1, 2003 which the Company expects to refinance under similar terms. In addition, the Company has long term debt with a payment of approximately $880,000 due in November 2003. The Company has received a Letter of Intent from another lender to refinance this debt over a ten-year term. Due to significant prepayment penalties in the original loan, the Company does not anticipate refinancing this debt prior to November 2003. The Company also has long term debt with substantial principal payments in 2004 and 2005. The Company's working capital requirements over the next year are expected to be met partially from cash flow through operations, funds available under the Revolving Loan, and, if appropriate and available, additional equity offerings and/or borrowings from other lenders, as well as loans guaranteed by the MacTarnahans. There can be no assurance that the Company will be able to refinance the Revolving Loan or other term debt on terms favorable to the Company. [See "Sources of Liquidity" above and Note 5 of Notes to Consolidated Financial Statements].


ITEM 7.  DESCRIPTION OF PROPERTY
-------  -----------------------

The Company's brewery, located at 2730 and 2750 NW 31st Avenue in Portland, showcases the copper brewing vessels and equipment acquired in 1991 from the Sixenbrau brewery in Nordlingen, Germany. The brewery opened in 1993 and has a present annual production capacity of approximately 135,000 barrels of ale. The brewery has 27,000 square feet of manufacturing, shipping and warehouse space with a 1,000 square foot, three-story brewhouse (to house and display the copper brewing vessels), and 3,000 square feet of offices. Also included is a 3,000 square foot restaurant, The TapRoom, complete with an outdoor seating area. The Company purchased a portion of the Brewery Property including the real property located at 2730 NW 31st Ave from PBB LLC on October 12, 2001, thereby terminating the existing lease with them. A portion of this office space is leased to Greenstead = Accounting Resource. [See Item 11 - Interest of Management and Others in Certain Transactions - Recapitalization/PBB, LLC Lease, and Note 7 of Notes to Consolidated Financial Statements].

In 1999, the Company entered into a lease for approximately 30,100 square feet of space in a building adjacent to the main brewery (2750 NW 31st Ave) with L & L Land Company ("L & L"), which is controlled by Howard M. Wall, a former director of the Company. The term of the lease is 5 years, with one option to extend the term until June 14, 2008. Rent under the lease is $12,000 per month. In addition, the Company agreed to pay the real property taxes on the building, provide insurance and to make various maintenance and repairs. The lease contains a first opportunity to purchase the adjacent building. The lease is guaranteed by two shareholders of the Company. In 1999, L & L reimbursed the Company $218,000 for costs incurred in prior years for constructing the shipping dock at this property. In connection with the lease, the Company entered into a sublease with another party for approximately 13,000 square feet of office and warehouse space and a portion of the parking lot. The term of the sublease is month to month and rent is $4,974 per month, plus $365 per month for real property taxes, plus payment of utilities, insurance and interior maintenance. In 2000, the Company reduced the amount of subleased space to approximately 8,000 square feet on a month to month basis for $3,168 per month. [See Item 11-Interest of Management and Others in Certain Transactions - Lease Agreement with L & L Land Company].

In October 1999, in connection with the purchase of Harco Products, Inc. ("Harco"), the Company entered into a lease with a related party for approximately 5,600 square feet of space in which Harco operates. Rent under the lease is $2,500 per month and the term of the lease is five years, and can be terminated upon 60 days notice by the Company. [See Item 11- Interest of Management and Others in Certain Transactions - Lease Agreement with Harco Products, Inc., and Notes 8 of Notes to Consolidated Financial Statements].

ITEM 8.  DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES
-------  -------------------------------------------------------

DIRECTORS. The following lists the persons currently serving as directors. The term of office for each person elected as a director continues until the next Annual Meeting of Shareholders and until a successor has been elected and qualified.

                     NAME OF DIRECTOR                             AGE
                     ----------------                             ---

                     Peter F. Adams                               58
                     Frederick L. Bowman                          58
                     James W. Linford                             56
                     Robert M. MacTarnahan                        87
                     R. Scott MacTarnahan                         56
                     Keith D. Martin                              72
                     Thomas C. Moir                               60
                     Scott M. Nelson                              35
                     William J. Prenger                           56


Peter F. Adams Mr. Adams was appointed to the Board of Directors in 2001. Mr. Adams is an owner and operating member of Farmington Landfill, L.L.C., a quarry reclamation business. As a private investor, Mr. Adams is an owner and director of companies doing business in several fields including wine-grape vineyard management, wine production and marketing, emergency-vehicle manufacturing, steel casting of construction, mining and aerospace turbine products, and outsourced back office services. Mr. Adams holds an MBA from the University of Oregon. Mr. Adams is a director of ESCO Corporation and is a trustee of the River View Cemetery Association. Mr. Charles A. Adams, a former director and officer of the Company, is his brother.

Frederick L. Bowman. Mr. Bowman is a founder of the Company and has been President since May 2002. Mr. Bowman served as Vice President from February 1992 until May 2002. In July 1997, Mr. Bowman was also elected Treasurer and Secretary, and in September 1998, Mr. Bowman was appointed to the Board of Directors. Mr. Bowman serves as corporate liaison to the beer industry and assists in marketing efforts including public relations and the Company's distributor support program. He designed the Company's original products and brewery. Previous to founding Portland Brewing Company, Mr. Bowman was involved in the wholesale automotive industry as both a technician and a district service manager. Mr. Bowman has attended Portland State University, University of Oregon and Oregon State University. In addition, Mr. Bowman attended the Brewing Microbiology and Microscopy course at the Siebel Institute in 1988. He was a member of the founding board of the Oregon Brewers Guild. Mr. Bowman was elected to the Board of Directors of the Brewer's Association of America ("BAA") in 1993 and has continued to serve on the board and several national committees since then. In 2000, Mr. Bowman was recognized with a national award by the BAA. Mr. Bowman is also a member of the Board of Directors and Secretary of the Metropolitan Business Association of Portland.

James W. Linford Mr. Linford was appointed to the Board of Directors in May 2002. Mr. Linford is also an officer and director of Gardenburger, Inc. Prior to joining Gardenburger, Mr. Linford was Director of Manufacturing for OceanSpray Cranberries, Inc. Mr. Linford started his food career with H.J. Heinz, spending the next 17 years working in engineering, research and operations. He was a member of the Sr. Management team at Ore-Ida and Weight Watchers Food companies. Mr. Linford is a Director on the American Frozen Food Institute Board, has served on the College of Engineering Advisory Board for the University of Idaho, served on various committees for the Northwest Food Processors Association and other food industry associations. Mr. Linford has a degree in Mechanical Engineering from the University of Idaho with graduate studies at Colorado State University.

Robert M. MacTarnahan. Mr. MacTarnahan has been a Director since July 1985. Mr. MacTarnahan has been a principal in Harmer Company and Black Lake Investments for more than six years. Until October 31, 1999, Mr. MacTarnahan was the president of Honeyman Aluminum Products Company, a manufacturer of hand trucks for the beverage industry, for more than 10 years. He is also active in the promotion of the Company and the Company's MacTarnahan's products are named after him. (See "Certain Relationships And Related Transactions"). Mr. R. Scott MacTarnahan is his son.

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

Keith D. Martin. Mr. Martin has been a director since October 2002. Mr. Martin has extensive experience in operations, marketing, sales and strategic planning. He has held positions in companies ranging in size from start-ups to a Fortune 500 conglamorate. Mr. Martin is currently co-Chief Executive Officer and co-Chief Operating Officer of Precision Wire Components, based in Wilsonville, Oregon. Mr. Martin received a Bachelor's in Management Engineering from Renesslear Polytechnic Institute in 1952, and a J.D. from the Northwestern School of Law of Lewis & Clark College in 1982. Mr. Martin serves as chairman of the board of a Portland, Oregon CEO forum group.

Thomas C. Moir. Mr. Moir was appointed to the Board of Directors in October 2002. He is currently Director of Business and Technology Development of the LMC business unit of Coherent, Inc. He assumed this position following the purchase by Coherent, Inc. of Molectron Detector, Inc. in December of 2002. Mr. Moir had served as President and Chief Operating Officer of Molectron Detector, Inc. for a period of three years preceding the acquisition of Molectron Detector, Inc. Prior to that, Mr. Moir served as President and CEO of the PRIO Corporation, In-Control Solutions, Inc., and Aptec Computer Systems. Mr. Moir received a Bachelor's in Electrical Engineering from Purdue University in 1965, and a Masters in Business Administration from Harvard University in 1967.

Scott M. Nelson. Mr. Nelson was appointed to the Board of Directors in October 2002. He has been a Corporate Executive Officer of Roseburg Forest Products Co. since 1997. Mr. Nelson is also a Director (previously Chairman of the Board) of the Riverside Center, a health treatment facility located in Douglas County, Oregon. Prior to joining Roseburg Forest Products, he worked at Arthur Andersen, LLP for seven years in the Audit and Business Consulting divisions. Mr. Nelson received a degree in Business Administration and graduate studies in History and Political Science, both from the University of Portland. Mr. Nelson is a Certified Public Accountant licensed in the State of Oregon.

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


     NAME                       AGE       POSITION(S) WITH COMPANY
     ----                       ---       ------------------------
     Frederick L. Bowman         58       President, Secretary, and Treasurer

     Jerome M. Chicvara          51       Chief Executive Officer
     Mark L. Carver              49       Vice President, Sales

For information on the business background of Mr. Bowman, see "Directors" above.

Jerome M. Chicvara. Mr. Chicvara was appointed as Chief Executive Officer of the Company in May 2002. Prior to that, he served as Executive Vice President of the Company, and was a director from June 2000 to February 2001. He is a twenty-year veteran of the beer and wine industry, and has delivered many keynote speeches to the industry in his role as industry pioneer and visionary. He spent the first seven years of his beverage career learning the wholesale trade as a Sales Executive. In 1987, Mr. Chicvara co-founded the Full Sail Brewing Company and served as Director of Sales & Marketing. His guidance assisted the company as it pioneered Oregon's first microbeer in a bottle. Mr. Chicvara was founding President of the Oregon Brewer's Guild, an association committed to quality brewing techniques in Oregon's vast microbrew industry. In 1999, Mr. Chicvara sold his equity in Full Sail and joined Saxer Brewing/Nor'Wester Beer as VP Marketing & Sales. Mr. Chicvara joined Portland Brewing Co. in April 2000. He holds a Bachelor of Communications from Evergreen State College.

Mark L. Carver. Mr. Carver has been Vice President, Sales since September 1999, and served as National Off-Premise Sales Manager and National Account Manager from 1995 until September 1999. Mr. Carver joined the Company in 1991. Prior to that, Mr. Carver worked at the wholesale distributor level for 13 years with Pepsi Cola and Columbia Distributing in the Portland, Oregon market. Mr. Carver received a Bachelor of Science Degree in 1975 from the University of Oregon.

ITEM 9.  REMUNERATION OF DIRECTORS AND OFFICERS

a. Director and Officer Remuneration

Directors receive no cash compensation for serving on the Board of Directors. Robert M. MacTarnahan and R. Scott MacTarnahan have been granted options under the Company's Non-Qualified Stock Option Plan ("NQSOP"). As of December 31, 2001, options to purchase 13,500 shares of the Company's Common Stock at $5.3333 per share are outstanding under the NQSOP. No options were granted under the NQSOP in 2002.

The following table sets forth information regarding all cash compensation earned by each of the three most highly compensated officers and all officers as a group for the year ended December 31, 2002.

                                     CAPACITIES IN WHICH                        AGGREGATE
     NAME                            REMUNERATION WAS RECEIVED                  REMUNERATION
     ----                            -------------------------                  ------------
     Frederick L. Bowman             President, Principal Accounting Officer    $     60,460
     Mark L. Carver                  Vice President, Sales                      $     81,315
     Jerome M. Chicvara              Chief Executive Officer                    $     66,260
     All officers as a group (4                                                 $    212,452
     persons)


b. Remuneration Plans

INCENTIVE STOCK OPTION PLAN. In October 1992, the shareholders of the Company approved the Company's Incentive Stock Option Plan ("ISOP"). The ISOP is administered by the Company's Board of Directors and provides for grants to officers and employees of options to acquire shares of the Company's Common Stock, subject to the limitations set forth in the ISOP. The ISOP was amended in December 1998 to increase the number of shares available for issuance thereunder from 163,500 to 400,000. Pursuant to the ISOP, the granting of options is at the discretion of the Board of Directors, and it has the authority to set the terms and conditions of the options granted, including the option exercise price which must be a price equal to at least 100% of the fair market value of the subject shares of Common Stock at the time the option is granted. As of December 31, 2002, options covering 212,300 shares of the Company's Common Stock were outstanding under the ISOP.

INCENTIVE STOCK OPTION REPRICING. The Company maintains its ISOP to provide incentives to the Company's key employees to exert their best efforts on behalf of the Company. In 1999, the Company noted that there was a significant difference between the exercise prices of stock options held by its employees and the market value of the underlying stock, which results in options providing little incentive. The Board of Directors determined that establishing new, shorter term options, based on pricing which more closely reflects the underlying stock price, was crucial to obtaining and retaining its personnel. Accordingly, in May 1999, options to purchase 118,800 shares of Common Stock at prices ranging from $3.33 to $7.00 per share were repriced and regranted on different terms, of which options to purchase 72,000 shares were held by executive officers of the Company. Repriced options to purchase 82,800 shares were issued at an exercise price of $0.54 per share and repriced options granted to Charles A. Adams, a former director and officer of the Company, to purchase 36,000 shares were issued at an exercise price of $0.594 per share. All of the repriced options became exercisable on May 20, 2000. In 2001, options to purchase 73,000 shares at $0.59 per share were issued to certain officers of the Company. In 2002, no options were issued.

RESTATED CASH INCENTIVE PLAN. The Company may award its officers and employees, under its Restated Cash Incentive Plan ("the Plan"), bonuses in an amount up to 10 percent (10%) of net operating profits before taxes. Awards under the Plan will be allocated among the officers and employees in accordance with the provisions of the Plan at the discretion of the Board of Directors. No amounts were awarded in 2001 or 2002 under the Plan.

NON-QUALIFIED STOCK OPTION PLAN. In August 1994, the Board of Directors adopted the 1994 Non-Qualified Stock Option Plan ("NQSOP"). The NQSOP is administered by the Board of Directors and provides for grants to officers, employees, directors and consultants of options to acquire up to 45,000 shares of the Company's Common Stock at an exercise price of at least 85% of the fair market value of the subject shares of Common Stock at the time the option is granted. The granting of options is at the discretion of the Board of Directors. As of December 31, 2002, options covering 13,500 shares of the Company's Common Stock were outstanding under the NQSOP.

ITEM 10. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

The following table sets forth certain information regarding the beneficial ownership of voting equity securities of the Company as of March 18, 2003 as to
(i) each person who is known by the Company to own beneficially 10% or more of the outstanding shares of such class of voting equity securities of the Company,
(ii) each of the three most highly compensated officers and (iii) all Directors and officers as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the voting equity securities owned by them.

                                                                                             SERIES A
                                                        COMMON STOCK                     PREFERRED STOCK
                                                  --------------------------      -------------------------------
                                                     SHARES        PERCENT OF        SHARES        PERCENT OF
         NAME OF BENEFICIAL OWNER OR              BENEFICIALLY       SHARES       BENEFICIALLY       SHARES
         NUMBER OF PERSONS IN GROUP                 OWNED (1)      OUTSTANDING      OWNED (1)      OUTSTANDING
         --------------------------                 ---------      -----------      ---------      -----------

      Shareholder Group - Voting Trust (5)            7,316,062     74.1  %               5,770     100  %

      Shareholder Group - Adams Parties
        And Voting Trust (6)                          7,316,062     74.1                  5,770     100

      Robert M. MacTarnahan (5) (6)                   7,316,062     74.1                  5,770     100

      R. Scott MacTarnahan (5) (6)                    7,316,062     74.1                  5,770     100

      Peter F. Adams (5) (6)                          7,316,062     74.1                  5,770     100

      Frederick L. Bowman (2) (3)                        95,445        *                      -       -

      Jerome M. Chicvara (2) (7)                         50,000        *                      -       -

      Mark L. Carver (2) (8)                             29,100        *                      -       -


      All Officers and Directors as a group,
      (11 persons)  (4) (5) (6)                       7,500,657     75.0  %               5,770     100  %

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

(4) Includes 141,000 shares which may be purchased for prices ranging from $0.54 to $5.33 per share, upon exercise of stock options and warrants held by all Directors and officers, as a group.

(5) The members of the MacTarnahan Portland Brewing Company Voting Trust (the "Voting Trust") are members of a "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934 ("34 Act"). The members of the Voting Trust are: the Voting Trust, R. Scott MacTarnahan, Jean MacTarnahan, Andrea J. MacTarnahan, Sara M. Whitworth, Black Lake Investments, LLC, the MacTarnahan Limited Partnership, Harmer Mill & Logging Supply Co., The MacTarnahan Family Trust, the R.M. MacTarnahan Trust, and the Ruth A. MacTarnahan Trust. The Trustee of the Voting Trust is Robert M. MacTarnahan. The business address for each of the foregoing parties is: 11270 SW Lynnridge Ave Portland, OR 97225. Pursuant to Rule 13d-5 promulgated under the 34 Act, the group is deemed to beneficially own all shares of the Company which are beneficially owned by any member of the group and therefore the group beneficially owns 4,702,030 shares of Common Stock, which includes options to purchase 12,000 shares of Common Stock, and 2,885 shares of Series A Preferred Stock, which is the total number of shares and options deposited into the

     Voting Trust by its members. In addition, the Voting Trust is a member of a separate "group" (see footnote 7) and is deemed to beneficially own an additional 2,614,032 shares of Common Stock and 2,885 shares of Series A Preferred Stock. Therefore, each member of the Voting Trust is deemed to own 7,316,062 shares of Common Stock and 5,770 shares of Series A Preferred Stock.

(6) The Voting Trust, Charles A. Adams, Electra Partners, Inc. (17675 SW Farmington Road, PMB #470 Aloha, Oregon 97007), the Charles A. Adams Family Trust (4047 SW Shattuck Road, Portland, OR 97221), Katherine McBride Adams (fka Katherine Maxwell Adams) (2636 NE 11th Ave., Portland, OR 97212), Charles F. Adams III (4923 SW Lowell, Portland, OR 97221), and Karban Development Corporation (17675 SW Farmington Road, PMB #470 Aloha, Oregon 97007) are parties to a Voting Agreement dated July 27, 2001 and therefore are members of a "group" as that term is used in Section 13(d)(3) of the 34 Act. Peter F. Adams (17675 SW Farmington Road, PMB #470 Aloha, Oregon 97007) is also a member of the group. Pursuant to Rule 13d-5 promulgated under the 34 Act, the group is deemed to beneficially own all shares of the Company which are beneficially owned by any member of the group and therefore the group beneficially owns 7,316,062 shares of Common Stock, which includes options to purchase 12,000 shares of Common Stock, and 5,770 shares of Series A Preferred Stock.

(7) Includes 50,000 shares which may be purchased for $0.59 per share upon exercise of incentive stock options granted to Mr. Chicvara on February 22, 2001, and which became exercisable on February 22, 2002.

(8) Includes 1,100 shares owned individually by Mr. Carver and 28,000 shares which may be purchased for $0.54 per share upon exercise of incentive stock options held by Mr. Carver.


OPTIONS, WARRANTS AND RIGHTS

The following table sets forth certain information regarding outstanding options and warrants to purchase shares of Common Stock of the Company as of March 18, 2003 as to (i) each person who is known by the Company to own beneficially 10% or more of the outstanding shares of the Company's Common Stock, (ii) each of the three most highly compensated officers and (iii) all Directors and officers as a group.

                                     NUMBER OF SHARES OF COMMON STOCK
                                          CALLED FOR BY OPTIONS
NAME OF  HOLDER                                AND WARRANTS              EXERCISE PRICE        DATE OF EXERCISE
--------------------------------        ----------------------------    -----------------     -------------------
Shareholder Group - Voting Trust (1)                12,000                   $5.333                 (2)
Shareholder Group - Adams Parties
  And Voting Trust (1)                              12,000                   $5.333                 (2)
Robert M. MacTarnahan (1)                           12,000                   $5.333                 (2)
R. Scott MacTarnahan (1)                            12,000                   $5.333                 (2)
Peter F. Adams                                      12,000                   $5.333                 (2)
Frederick L. Bowman                                 51,000                   $0.54                  (3)
Jerome M. Chicvara                                  50,000                   $0.59                  (4)
Mark L. Carver                                      28,000                   $0.54                  (5)

All Directors and officers as a group,
(11 persons)                                       141,000                $0.54-$5.33               (6)

(1) As noted in Security Ownership of Certain Beneficial Owners and Management, Footnotes 6 and 7, each of these holders are members of a "group" as that term is used in Section 13(d)(3) of the 34 Act. Pursuant to Rule 13d-5 promulgated under the 34 Act, the group is deemed to beneficially own all shares of the Company which are beneficially owned by any member of the group and therefore the group beneficially owns 12,000 shares of Common Stock which may be acquired under outstanding options, as noted in the table above.

(2)  Options are currently exercisable.

(3) Options to purchase 8,000 shares of Common Stock issued to Mr. Bowman in January 1996 at $7.00 per share were repriced in May 1999 to $0.54 per share. [See "Executive Compensation-Incentive Stock Option Repricing"]. Additionally, in May 1999, Mr. Bowman was granted options to purchase 20,000 shares Common Stock at $0.54 per share. 28,000 of Mr. Bowman's outstanding options became exercisable on May 20, 2000. In addition, options to purchase 23,000 shares of Common Stock were issued to Mr. Bowman in February 2001 at $0.59 per share. These options became exercisable on February 22, 2002.

(4) Options to purchase 50,000 shares of Common Stock issued to Mr. Chicvara in February, 2001 at $0.59 per share. All of Mr. Chicvara's outstanding options became exercisable on February 22, 2002.

(5) Options to purchase 28,000 shares of Common Stock issued to Mr. Carver in July 1993 at $3.33 per share were repriced in May 1999 to $0.54 per share. [See "Executive Compensation-Incentive Stock Option Repricing"]. All of Mr. Carver's outstanding options became exercisable on May 20, 2000.

(6) As of March 18, 2003, options to purchase 141,000 shares of Common Stock were exercisable.

ITEM 11.  INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS
--------  ---------------------------------------------------------

SAXER BREWING COMPANY ASSET PURCHASE

On January 31, 2000, the Company purchased brands and certain equipment from Saxer Brewing Company for 900,000 shares of the Company's common stock, $150,000 cash and a three year agreement to pay certain amounts based on barrel sales of the Saxer and Nor'Wester brands, such amount secured by the Saxer and Nor'Wester brands. In connection with the purchase, Mr. Goebel, a majority shareholder of Saxer Brewing Company, was appointed to the board of the Company. Also in connection with the purchase, the Company and Mr. Goebel entered into a consulting agreement under which Mr. Goebel provided consulting services to the Company relating to brand management and marketing, for $4,500 per month. The consulting agreement terminated on May 31, 2000, and was not extended. In connection with the purchase, Charles A. Adams, the Charles A. Adams Family Trust, Electra, and Mr. Adams' children and Mr. and Mrs. Robert M. MacTarnahan and their children and certain entities controlled by them entered into a voting agreement. The Voting Agreement was terminated in March 2001. In February 2001, Mr. Goebel resigned from the Board of Directors. In 2002, the amount paid based on barrel sales was $35,000.

HARCO PRODUCTS, INC. LEASE AGREEMENT

In connection with the purchase of Harco, the Company entered into a lease with MacTarnahan, an entity controlled by two directors of the Company for approximately 5,600 square feet of space in which Harco operates. Rent under the lease is $2,500 per month and the term of the lease is five years, and can be terminated upon 60 days notice by the Company. [See Note 7 of Notes to Consolidated Financial Statements].

Also in connection with the purchase of Harco, the Company and Mr. R. Scott MacTarnahan entered into a consulting agreement under which Mr. MacTarnahan will provide consulting services to the Company for $2,500 per month. The consulting agreement will terminate upon 30 days notice by the Company or Mr. MacTarnahan.


LEASE AGREEMENT WITH L & L LAND COMPANY

In May 1999, the Company entered into a lease of approximately 30,100 square feet of space (the "lease") located in the warehouse and office building commonly known as 2750 N.W. 31st Avenue, Portland, Oregon (the "Adjacent Building"). The Adjacent Building is owned by L & L Land Company (a general partnership consisting of Howard M. Wall, a former director of the Company, and his wife, Patricia Wall). The term of the lease is 5 years, with one option to extend the term until June 14, 2008. Rent under the lease is $12,000 per month. In addition, the Company agreed to pay, as additional rent, the real property taxes for and to insure the Adjacent Building and to be responsible for certain types of maintenance and repairs. The lease contains a first opportunity to purchase the Adjacent Building. The lease is guaranteed by Robert M. MacTarnahan and Charles A. Adams. As part of the lease transaction, L & L Land Company reimbursed the Company for $218,000 for its costs in constructing the shipping dock. In connection with the lease, the Company entered into a sublease with Power Transmission Products, Inc. of approximately 13,000 square feet of office and warehouse space and a portion of the parking lot. The term of sublease is one year, with a one-year renewal and rent is $4,974 per month, plus $365 per month for real property taxes, plus payment of utilities, insurance and interior maintenance. In March 2000, the Company reduced the amount of subleased space from 13,000 square feet to approximately 8,000 square feet. This reduction in subleased space has reduced the month-to-month rental income from $4,974 per month to $3,168 per month. The terms of the lease and sublease were determined to be fair to the Company and approved by all members of the Board of Directors, except Mr. Wall, who abstained.


LICENSE AGREEMENT WITH ROBERT M. MACTARNAHAN

In July 1994, the Company entered into a License Agreement ("License Agreement") with Robert M. MacTarnahan, a director of the Company, and Harmer, a company controlled by Mr. and Mrs. Robert M. MacTarnahan. Pursuant to the License Agreement, (i) Mr. MacTarnahan conveyed to the Company the right to use his surname and its variation "MacTarnahan" as a Company trademark, and (ii) the Company has been granted an exclusive worldwide license to use Mr. MacTarnahan's likeness, image and other personal attributes to promote the sale of the Company's products, merchandise, and related materials. The license expires on December 31, 2093. In consideration of the license grant, the Company must pay a royalty of $1.00 per barrel of MacTarnahan's Scottish Style Amber Ale sold by the Company for the term of the license. The Company has the right to terminate the License Agreement on 30-days' written notice and the license may also terminate under other conditions as specified in the License Agreement. In the event the license is terminated or terminates, the Company must assign its rights to the trademark "MacTarnahan" and the above variations to Mr. MacTarnahan. On January 15, 2002 the License Agreement was extended to include monthly royalty payments at $1 per barrel for MacTarnahan's Blackwatch Cream Porter and MacTarnahan's Highlander Pale Ale sales effective January 1, 2002. Royalties paid per the License Agreement for 2002 and 2001 were $23,578 and $22,030 respectively, based on the sale of 23,578 and 22,030 barrels, respectively. Effective January 1, 2002, Harmer assigned its rights under the License Agreement, including the right to receive royalties, to Black Lake Investments, LLC, a company controlled by Robert M. MacTarnahan and R. Scott MacTarnahan. Effective July 1, 2002, the License Agreement was extended to include monthly royalty payments at $1 per barrel for MacTarnahan's IPA and Mac Frost.

LEASE AGREEMENT WITH CLAN ASSOCIATES AS TENANTS-IN-COMMON

The Company leased approximately 15,000 square feet for parking at $0.10/sq. ft. from Clan Associates under an oral agreement beginning in April 2000 for $1,500 per month. Clan Associates was a tenancy in common between Electra and Harmer. The terms of the lease were determined to be fair to the Company and approved by all disinterested members of the Board of Directors. This property was contributed to PBB LLC and was sold to the Company in August 2001, and this lease agreement was terminated. [See "Recapitalization/PBB, LLC Lease" below].

LEASE AGREEMENT WITH GREENSTEAD = ACCOUNTING RESOURCE

The Company leases approximately 1,520 square feet of office space at the Company's facility located at 2750 NW 31st Avenue to Greenstead = Accounting Resource ("Greenstead") under the terms of a Services Agreement dated December 1, 2001 between Greenstead and the Company. Greenstead is owned by affiliates of Charles A. Adams, a former director and officer of the Company, and Peter F. Adams, a current director of the Company. The rent is $950 per week.

RECAPITALIZATION/PBB LLC LEASE

See Item 6 - Sources of Liquidity and Note 7 of Notes to Consolidated Financial Statements for a description of the related party transactions involved in the recapitalization/reorganization plan.

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


                                     PART II
                                     -------

ITEM 1. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER
------------------------------------------------------------------------------
SHAREHOLDER MATTERS
-------------------

There is no public trading market for the Company's Common Stock. The Company had 5,675 shareholders of record as of March 18, 2003. The Company has never declared any cash dividends on its Common Stock, nor does the Company intend to do so in the near future. Pursuant to certain loan agreements, the Company cannot declare or pay dividends on any of its outstanding stock, except dividends payable in Common Stock of the Company, without prior written consent of the lenders. Holders of the Company's Series A Preferred Stock are entitled to receive cumulative dividends at the rate of 8% per annum, when and if declared by the Board of Directors, prior to payment of dividends on Common Stock. No cash or stock dividends have been declared to date. The Revolving Line contains a restriction on the payment of dividends on the Company's stock without prior consent of the lender.

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

ITEM 3. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------- ---------------------------------------------

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------- ---------------------------------------------------

No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 2002.

ITEM 5. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
------- -------------------------------------------------

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and Directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, Directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during 2002, all executive officers, Directors and greater than 10% shareholders complied with all applicable filing requirements.


ITEM 6. REPORTS ON FORM 8-K
------- -------------------

No reports on Form 8-K were filed during the quarter ended December 31, 2002.


CONTROLS AND PROCEDURES
-----------------------

(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

                                    PART F/S
                                    --------


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
                                                                  PAGE
                                                                  ----

INDEPENDENT AUDITOR'S REPORT                                     F -1-2


FINANCIAL STATEMENTS

      Consolidated balance sheets                                 F - 3
      Consolidated statements of operations                       F - 4
      Consolidated statements of stockholders' equity             F - 5
      Consolidated statements of cash flows                       F - 6
      Notes to consolidated statements                      F - 7  -  F - 21

                                    PART III

ITEM 1. AND ITEM 2.        INDEX TO EXHIBITS AND DESCRIPTION OF EXHIBITS
-------------------        ---------------------------------------------

Exhibit         Exhibit
Number          Number
(1-A)           (S-B 601)         Description
-----           ---------         -----------
2.1            3.1          Articles of Incorporation, as amended  (8)
2.2            3.2          Bylaws, as amended (8)
3.1            4.1          Specimen of Common Stock Certificate (1)
3.2            4.2          Warrant issued to Electra Partners, Inc. dated March 25, 1996 (2)
3.3            4.3          Warrant issued to MacTarnahan Limited Partnership dated March 25, 1996 (2)
6.1            10.1         Indenture of Lease between the Company and Portland Brewing Building Partners dated
                            November 4, 1992, as amended (1)
6.2            10.2         Sublease between the Company, Power Transmission Products, Inc., and Pacific Realty
                            Associates, L.P., dated January 26, 1995 (1)
6.3            10.3         License Agreement between the Company, R. M. MacTarnahan and Harmer Company dated
                            July 1, 1994 (1)
6.4            10.4         The Company's Incentive Stock Option Plan, as amended and Specimen Form Plan Documents (1)
                            (10)
6.5            10.5         Amendment to the Company's Incentive Stock Option Plan (7) (10)
6.6            10.6         The Company's 1994 Nonqualified Stock Option Plan and Specimen Form Plan Documents (1) (10)
6.7            10.7         Distribution Agreement between the Company and Columbia Distributing, dated April 8, 1996
                            (5)
6.8            10.8         Voting Agreement, dated November 18, 1998 (8)
6.9            10.9         Amendment No. 1 to November 18, 1998 Voting Agreement, dated December 6, 1999 (12)
6.10           10.10        Restated Cash Incentive Plan, as amended (1) (10)
6.11           10.11        The Company's Stock Offering Purchase Plan for Employees and Specimen Form Plan (1) (10)
6.12           10.12        Option to Purchase and Agreement and Option to Lease between the Company and L&L Land Co., dated December 1995 (2)
6.13           10.13        Indenture of Lease between the Company and Western Stations Co. dated May 1, 1995 (3)
6.14           10.14        Manufacturing Services Agreement between the Company and The Stroh Brewery Company dated
                            January 31, 1996 (4)
6.15           10.15        Loan Agreement, dated February 2, 2000 (6)
6.16           10.16        Lease Agreement between the Company and L&L Land Company, dated May 18, 1999 (certain schedules to the Lease Agreement have been omitted) (9)
6.17           10.17        Sublease Agreement between the Company and Power Transmission Products, Inc., dated May 1,
                            1999 (9)
6.18           10.18        Business Loan Agreement, dated February 1, 2001 (10)
6.19           10.19        Consulting Agreement between the Company and R. Scott McTarnahan, dated November 1, 1999
                            (11) (12)
6.20           10.20        Lease Agreement between the Company and MacTarnahan Limited Partnership, dated November 1,
                            1999 (12)
6.21           10.21        June 12, 2000 Amendment to License Agreement between the Company and Harmer Mill & Logging
                            Supply, Inc., dated July 1, 1994 (13)
6.22           10.22        July 1, 2000 Amendment to License Agreement between the Company, RM MacTarnahan and Harmer
                            Mill & Logging Supply, Inc., dated July 1, 1994 (14)

6.23           10.23        Letter Agreement, dated March 19, 2001 (15)
6.24           10.24        Purchase and Sale Agreement and Receipt for Earnest Money dated August 12, 2001 (16)
6.25           10.25        Business Loan Agreement dated September 14, 2001 (17)
6.26           10.26        Purchase and Sale Agreement dated October 12, 2001 (18)
6.27           10.27        Modification to Deed of Trust and Loan Documents dated September 19, 2001 (19)
6.28           10.28        Promissory Note and Security Agreement dated November 1, 2001 (20)
6.29           10.29        Business Loan Agreement dated October 21, 2001(21)
6.30           10.30        Voting Agreement, dated July, 27, 2001 (22)
6.31           10.31        First Amendment to Loan Arrangement dated June 1, 2002 (24)
6.32           10.32        July 1, 2002 Amendment to License Agreement between the Company and Harmer Mill & Logging
                            Supply, Inc., dated July 1, 1994 (25)
6.33           10.33        Second Amendment to Loan Arrangement dated October 1, 2002 *
6.34           10.34        Third Amendment to Loan Arrangement dated January 1, 2003 *
6.35           10.36        Letter Agreement dated March 21, 2003 *
--             21.0         Subsidiaries of the Registrant (23)
10.0           23.0         Consent of Moss Adams LLP*
               99.1         Certification of Frederick L. Bowman *
               99.2         Certification of Jerome Chicvara *

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


     (16)  Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 2001 as filed with the Commission on November 14, 2001.
     (17)  Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 2001 as filed with the Commission on November 14, 2001.
     (18)  Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 2001 as filed with the Commission on November 14, 2001.
     (19)  Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 2001 as filed with the Commission on November 14, 2001.
     (20)  Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 2001 as filed with the Commission on November 14, 2001.
     (21)  Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 2001 as filed with the Commission on March 29, 2002.
     (22)  Incorporated by reference to Schedule 13D Amendment No. 2 filed by the MacTarnahan Portland Brewing Company Voting Trust and the Adams
           Parties as filed with the Commission on July 30, 2001.
     (23)  Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 2000 as filed with the Commission on April 2, 2001.
     (24)  Incorporated by reference to the Company's Form 10-QSB for the quarter ended June 30, 2002 as filed with the Commission on August 15, 2002.
     (25)  Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 2002 as filed with the Commission on November 15, 2002.

       *    Filed herewith.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2003.


                            PORTLAND BREWING COMPANY


                           By: /S/ FREDERICK L. BOWMAN
                               ------------------------
                               Frederick L. Bowman
                               President and Principal
                               Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the 28th day of March, 2003.

     Signature                      Title
     ---------                      -----

     /S/ FREDERICK L. BOWMAN      Director
     -----------------------
     Frederick L. Bowman

     /S/ ROBERT M. MACTARNAHAN    Director
     -----------------------
     Robert M. MacTarnahan

     /S/ R. SCOTT MACTARNAHAN     Director
     -----------------------
     R. Scott MacTarnahan

     /S/ WILLIAM J. PRENGER       Director
     ----------------------
     William J. Prenger

     /S/ PETER F. ADAMS           Director
     --------------------
     Peter F. Adams

     /S/ JAMES W. LINFORD         Director
     --------------------
     James W. Linford

     /S/ THOMAS C. MOIR           Director
     ------------------
     Thomas C. Moir

     /S/ KEITH D. MARTIN          Director
     -------------------
     Keith D. Martin

     /S/ SCOTT M. NELSON          Director
     -------------------
     Scott M. Nelson

I, Frederick L. Bowman, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Portland Brewing
     Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "EVALUATION DATE"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
                                       /s/ Frederick L. Bowman
                                       ----------------------------------
                                       Frederick L. Bowman, President and
                                       Principal Accounting Officer

I, Jerome Chicvara, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Portland Brewing
     Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "EVALUATION DATE"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                       /s/ Jerome Chicvara
                                       ----------------------------------
                                       Jerome Chicvara, Chief Executive Officer

                            PORTLAND BREWING COMPANY
                                 AND SUBSIDIARY
                                   ----------

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS
                                   ----------

                           DECEMBER 31, 2002 AND 2001

CONTENTS
----------------------------------------------------------------------------


                                                                   PAGE
                                                                   ----

INDEPENDENT AUDITOR'S REPORT                                        F-3


FINANCIAL STATEMENTS

      Consolidated balance sheets                                   F-4
      Consolidated statements of operations                         F-5
      Consolidated statements of stockholders' equity               F-6
      Consolidated statements of cash flows                         F-7
      Notes to consolidated financial statements                 F-8 - F20

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Portland Brewing Company:



We have audited the accompanying consolidated balance sheets of Portland Brewing Company and Subsidiary (an Oregon Corporation) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Portland Brewing Company and Subsidiary as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




/s/ MOSS ADAMS LLP
------------------

Portland, Oregon
March 7, 2003



















See accompanying notes.                                                      F-3
--------------------------------------------------------------------------------

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                               DECEMBER 31,
                                                                  -----------------------------------
                                                                       2002                 2001
                                                                  --------------       --------------
CURRENT ASSETS
    Cash and cash equivalents                                       $   34,622           $   24,741
    Accounts receivable, net of allowance for doubtful
      accounts                                                         922,166              669,571
    Inventories                                                      1,024,663              966,279
    Assets held for sale                                                51,682                    -
    Other current assets                                               232,803              276,959
                                                                  --------------       --------------

          Total current assets                                       2,265,936            1,937,550

PROPERTY AND EQUIPMENT, NET                                          6,421,810            7,161,850

OTHER ASSETS, NET                                                      450,766              628,834
                                                                  --------------       --------------
          Total assets                                              $9,138,512           $9,728,234
                                                                  ==============       ==============
CURRENT LIABILITIES
    Line of credit                                                  $  962,359           $  617,300
    Current portion of long-term debt                                   77,816              130,770
    Current portion of long-term debt expected to be refinanced        922,092                    -
    Current portion of stockholder term loan                                 -              250,000
    Accounts payable                                                 1,153,373              927,786
    Customer (keg) deposits held                                       117,549              116,690
    Accrued payroll and related expenses                                99,297               83,046
    Other accrued liabilities                                          144,404              402,048
                                                                  --------------       --------------

          Total current liabilities                                  3,476,890            2,527,640


LONG-TERM DEBT, LESS CURRENT PORTION                                    45,911            1,048,246

STOCKHOLDER TERM LOAN, LESS CURRENT PORTION                          1,700,000            1,420,000

OTHER LONG-TERM LIABILITIES                                             36,949               85,636

Series A Redeemable Convertible Preferred Stock, $52 par value,
    10,000 shares authorized, 5,770 shares issued and oustanding,
    liquidation preference of $300,040                                 300,040              300,040

STOCKHOLDERS' EQUITY
    Common stock, no par value; 25,000,000 authorized
      shares issued and outstanding:  9,855,822 (2002 and 2001)      9,501,620            9,506,090

    Accumulated deficit                                             (5,922,898)          (5,159,418)
                                                                  --------------       --------------

          Total stockholders' equity                                 3,578,722            4,346,672
                                                                  --------------       --------------

          Total liabilities and stockholders' equity                $9,138,512           $9,728,234
                                                                  ==============       ==============

See accompanying notes.                                                      F-4
--------------------------------------------------------------------------------

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                            YEAR ENDED DECEMBER 31,
                                                        ------------------------------
                                                             2002            2001
                                                        --------------  --------------
SALES                                                   $  11,713,863   $  12,202,588

Less excise tax                                               368,506         442,072
                                                        --------------  --------------

            Net sales                                      11,345,357      11,760,516


COST OF SALES                                               8,238,014       8,513,949
                                                        --------------  --------------

GROSS PROFIT                                                3,107,343       3,246,567


GENERAL AND ADMINISTRATIVE EXPENSES                         1,402,378       1,514,674
SALES AND MARKETING EXPENSES                                2,168,341       2,182,016
ASSET IMPAIRMENT CHARGES                                       40,000              -
                                                        --------------  --------------

LOSS FROM OPERATIONS                                         (503,376)       (450,123)

OTHER INCOME (EXPENSE)
    Interest expense, net                                    (247,064)       (255,397)
    Ither income                                               21,571         118,891
    Other expense                                             (34,611)       (123,684)
                                                        --------------  --------------

                                                             (260,104)       (260,190)
                                                        --------------  --------------

NET LOSS                                                $    (763,480)  $    (710,313)
                                                        ==============  ==============



Basic and diluted net loss per common share             $       (0.08)  $       (0.11)
                                                        ==============  ==============


Weighted average shares used in per share calculation       9,855,822        6,691,084
                                                        ==============  ==============






See accompanying notes.                                                      F-5
--------------------------------------------------------------------------------

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   FOR THE YEAR ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                  COMMON STOCK
                                           -------------------------------
                                                                     ACCUMULATED
                                             SHARES      AMOUNT        DEFICIT         TOTAL
                                           --------- -------------  -------------  --------------
BALANCE, DECEMBER 31, 2000                 4,995,014  $  8,164,320  $ (4,449,105)   $  3,715,215

Common stock issued from stock
    option plan                                5,500         2,970            -            2,970

Common stock issued in connection with
    the sale of stock related to property
    acquisitions
                                           4,855,308     1,338,800            -        1,338,800


Net loss                                          -             -       (710,313)       (710,313)
                                           --------- -------------  -------------  --------------


BALANCE, DECEMBER 31, 2001                 9,855,822     9,506,090    (5,159,418)      4,346,672



Cost of 2001 stock sale                           -         (4,470)           -           (4,470)


Net loss                                          -             -       (763,480)       (763,480)
                                           --------- -------------  -------------  --------------

BALANCE, DECEMBER 31, 2002                 9,855,822  $  9,501,620  $  5,922,898)   $  3,578,722
                                           =========  ============  ============== ==============


















See accompanying notes.                                                      F-6
--------------------------------------------------------------------------------

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                                                                YEAR ENDED DECEMBER 31,
                                                                           --------------------------------
                                                                                 2002            2001
                                                                           ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                               $    (763,480)   $    (710,313)

     Adjustments to reconcile net loss to net cash from operating activities:
         Depreciation                                                             840,362          843,629
         Amortization                                                             291,444          320,490
         Allowance for doubtful accounts                                          (30,162)          31,156
         (Gain) loss on disposition of assets                                      (5,471)          19,979
         Asset impairment charges                                                  40,000               -
         Interest capitalized into long-term debt                                  50,053               -
         Changes in assets and liabilities, net of effect of acquisitions:
             Accounts receivable                                                 (222,433)         184,905
             Inventories                                                          (58,384)          84,685
             Other current assets                                                 (66,351)        (114,973)
             Other assets                                                          (2,869)           5,657
             Accounts payable                                                     210,534         (578,704)
             Customer deposits held                                                   859          (21,869)
             Accrued payroll and other accrued liabilities                       (241,393)         187,181
             Other liabilities                                                    (48,687)          43,136
                                                                           ---------------  ---------------
                           Net cash from operating activities
                                                                                   (5,978)         294,959
                                                                           ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                          (193,921)        (136,477)
     Proceeds from sale of property and equipment                                   7,388           21,850
                                                                           ---------------  ---------------
                           Net cash from investing activities                    (186,533)        (114,627)
                                                                           ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings (paydown) under line of credit                                345,059         (133,452)
     Principal payments on long-term debt                                        (133,197)        (148,734)
     Proceeds from stockholders' loans                                             70,000               -
     Repayment of stockholders' loans                                             (75,000)        (830,000)
     Proceeds from sale of common stock                                               -              2,970
     Proceeds from issuance of common stock                                           -          1,082,779
     Costs related to issuance of common stock                                     (4,470)        (164,847)

                                                                           ---------------  ---------------

                           Net cash from financing activities                     202,392         (191,284)
                                                                           ---------------  ---------------

NET  DECREASE IN CASH AND CASH EQUIVALENTS                                          9,881          (10,952)
                                                                           ---------------  ---------------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       24,741            35,693
                                                                           ---------------  ---------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                      $      34,622    $      24,741
                                                                           ===============  ===============
NONCASH TRANSACTIONS:
     Interest capitalized into long-term debt                               $      50,053    $          -
     Common stock issued in connection with acquisitions                    $          -     $   1,338,800
     Assumptions of debt in connection with acquisitions                    $          -     $   1,256,701
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
     Cash paid for interest                                                 $     247,064    $     255,397

See accompanying notes.                                                      F-7
--------------------------------------------------------------------------------

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------

NOTE 1   -    DESCRIPTION OF BUSINESS

         Portland Brewing Company ("the Company") was incorporated in Oregon in November 1983. The Company opened its first brewery in January 1986 at 1339 NW Flanders Street in Portland, Oregon which operated until November 1998, when the Company sold the Flanders Street facility. The Company continues to operate a brewery at 2730 NW 31st Avenue in Portland, Oregon, which has a capacity of approximately 135,000 barrels of ale per year, and includes a restaurant, The TapRoom. The Company also operates a hand truck manufacturing company, "Harco Products, Inc." in Beaverton, Oregon, which was purchased in October 1999.


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

         CUSTOMER DEPOSITS - Customer deposits held represent the Company's liability for deposits charged to customers for returnable containers. The Company collects a deposit as it sells product in returnable containers and credits the customer's account as the containers are returned to the Company.

         INVENTORIES - Inventories are stated at the lower of average cost, which approximates the first-in, first-out method, or market. Raw materials include amounts related to the Company's hand truck business. Inventories were recorded at cost as of December 31, 2002 and 2001 and consist of the following:

                                                       DECEMBER 31,
                                              -------------------------------
                                                    2002           2001
                                              -------------- ----------------

                     Raw materials            $    510,193     $    463,402
                     Work-in-process               210,455          162,684
                     Finished goods                252,867          288,905
                     Merchandise                    51,148           51,288
                                              --------------   --------------


                                              $  1,024,663     $    966,279
                                              ==============   ==============


         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Interest costs related to the construction of certain long-term assets are capitalized and amortized over the estimated useful lives of the related assets.



                                                                            F-8
--------------------------------------------------------------------------------

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------
         Property and equipment consists of the following:

                                                       DECEMBER 31,
                                              -------------------------------
                                                    2002           2001
                                              -------------- ----------------

                     Land and buildings       $  1,568,000     $  1,568,000
                     Plant and equipment         8,321,576        8,230,739
                     Leasehold improvements      1,621,315        1,621,315
                     Office and laboratory
                      equipment and vehicles       793,632          784,741
                     Kegs                          610,651          627,990
                     Construction in progress       92,596           92,795
                                              --------------   --------------
                                                13,007,770       12,925,580
                     Less
                       accumulated depreciation (6,585,960)      (5,763,730)
                                              --------------   --------------
                                              $  6,421,810     $  7,161,850
                                              ==============   ==============































                                                                            F-9
--------------------------------------------------------------------------------

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

                                                                           YEARS
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

         During the current year, the Company held for sale certain assets that had a book value of approximately $92,000. The Company valued these assets held for sale at their expected net realizable value, resulting in an impairment charge during the current year of $40,000.

         INTANGIBLE ASSETS - Intangible assets consist of package design costs, plates and dies, trademarks, goodwill and brand names acquired from acquisitions. Trademarks are amortized on a straight-line basis over three years. Package design costs and plates and dies are amortized on a straight-line basis over twelve months. Brand names are amortized on a straight-line basis over five years. The Company believes these useful lives are appropriate based upon such factors as product life, profitability and the general industry outlook. Packaging costs and plates and dies are included in current assets. Trademarks, goodwill and brand name assets are included in other assets on the accompanying balance sheets. Amortization expense related to intangible assets was $291,444 and $320,490 for the years ended December 31, 2002 and 2001, respectively.

         During 2001, the Company adopted a change in accounting estimate that relates to the amortization period of packaging design costs and plates and dies used in packaging. In prior periods, these costs were capitalized and amortized over a three-year period. The new estimate amortizes these costs over a twelve-month period. The Company believes that customer loyalty in the craft beer market has drastically diminished because of the number of options available and the tendency of larger breweries to utilize marketing dollars to gain market share. Consequently, management believes a one-year amortization period for these types of costs better reflects the life cycle of the packaging design and the industry standard. The change in accounting estimate did not have a material impact on the financial statements.

         At December 31, 2001, the Company ceased amortization of goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. The Company recorded amortization of $7,862 related to the goodwill in the year ended December 31, 2001. No proforma disclosure has been included as this adjustment would have no effect on reported loss per share for the year ended December 31, 2001. As required under SFAS No. 142, the Company evaluates the goodwill for any impairment on an ongoing basis. The Company did not recognize any goodwill impairment during the year ended December 31, 2002.

         INCOME TAXES - The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws and tax rates. Deferred income tax expenses or credits are based on the changes in the financial statement basis versus the tax basis in the Company's assets or liabilities from period to period. See Note 6.
                                                                            F-10
--------------------------------------------------------------------------------

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------

NOTE 2   -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         STOCK-BASED COMPENSATION - The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is the excess, if any, of the fair value of the Company's stock at a measurement date over the amount that must be paid to acquire the stock. SFAS No. 123 requires a fair value method to be used when determining compensation expense for stock options and similar equity instruments. SFAS No. 123 permits a company to continue to use APB No. 25 to account for stock-based compensation to employees, but pro forma disclosures of net income and earnings per share must be made as if SFAS No. 123 had been adopted in its entirety. Stock options issued to non-employees are valued under the provisions of SFAS No. 123.

         LOSS PER COMMON SHARE - Loss per common share is computed using the weighted average number of common shares outstanding. Since a loss from operations exists for the years ended December 31, 2002 and 2001, a diluted earnings per share number is not presented because the inclusion of common stock equivalents in the computation would be antidilutive. Common stock equivalents associated with stock options, warrants and Series A Reedeemable Convertible Preferred Stock, which are exercisable into 890,497.50 and 906,747.50 shares of common stock at December 31, 2002 and 2001, respectively, could potentially dilute earnings per share in future years.

         Had compensation cost for the Company's options been determined based on the methodology prescribed under SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                                                  AS REPORTED     PRO FORMA
                                                --------------   -----------
                     2002
                     Net loss                   $(763,480)       $(763,480)
                     Net loss per share         $   (0.08)       $   (0.08)

                     2001
                     Net loss                   $ (710,313)      $(753,368)
                     Net loss per share         $    (0.11)      $   (0.11)

         The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                    2002           2001
                                                ------------   ------------

                     Dividends                       N/A           None
                     Expected Volatility             N/A           318%
                     Risk free interest rate         N/A           4.70%
                     Expected life                   N/A          5 years

         ADVERTISING COSTS - Advertising costs are expensed as incurred. Total advertising expense was $297,069 and $253,500 in 2002 and 2001, respectively.
                                                                            F-11
--------------------------------------------------------------------------------

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

         Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of trade accounts receivable. Assets for which the Company had credit risk totaled $943,443 and $721,012 at December 31, 2002 and 2001, respectively.
         Management routinely assesses collectibility of receivables. This assessment provides the basis for the allowance for doubtful accounts of $21,279 and $51,441 at December 31, 2002 and 2001, respectively.

         Two distributors accounted for 24% and 18% of total trade accounts receivable as of December 31, 2002 and 21% and 22% of total trade accounts receivable as of December 31, 2001. For the year ended December 31, 2002 and 2001, 44% percent and 45%, respectively, of net sales were through two distributors.

         RECLASSIFICATIONS - Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

         RECENT ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board ("FASB") has issued the following accounting pronouncements:

         SFAS No.145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145 generally requires that any gains or losses on extinguishment of debt in current or prior periods be classified as other income (expense). The Company has adopted the provisions of SFAS No.145 for the year ending December 31, 2002. There was no effect on the Company's financial results relating to the adoption of SFAS No. 145.

         SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 will be applied prospectively to any exit or disposal activities initiated after December 31, 2002. The Company expects there will be no effect on its financial results relating to the adoption of SFAS No. 146.

         SFAS No.148, Accounting for Stock-Based Compensation. This Statement addresses alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement permits two additional transition methods that avoid the ramp-up effect arising from prospective application of the fair value based method. In addition, it amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2002, the Company has adopted the disclosure requirements of the Statement and continues to follow the intrinsic value method to account for stock-based employee compensation.

         Financial Accounting Standards Board Interpretation ("FASBI") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also significantly expands the disclosures guarantors must include in their financial statements. While the Interpretation's accounting provisions are effective prospectively to guarantees issued or modified after December 31, 2002, its disclosure requirements generally apply to all guarantees and must be included in financial statements of interim and annual periods ending after December 15, 2002. The adoption of Interpretation No. 45 is not expected to have a material effect on the Company's consolidated financial statements.
                                                                            F-12
--------------------------------------------------------------------------------

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

         The Company experienced significant operating losses during the years ended December 31, 2002 and 2001, and has continued to incur losses in the first quarter of 2003. Operating results have fluctuated and may continue to fluctuate as a result of many factors including lower sales projections; changes in its contract brewing services; increases in ingredients, transportation, utility and insurance costs as well as lower fixed overhead absorption on decreasing production volumes. The Company also expects the cost to maintain market share in the highly saturated Pacific Northwest craft beer category will continue to contribute to the losses. Income prior to depreciation and amortization expense has been marginal, but is expected to be above cash breakeven in 2003. Due to these expectations, the MacTarnahan's, the controlling shareholders, have agreed to contribute funds, if necessary, to allow the Company to continue to meet its current cash flow needs through December 31, 2003.

         Effective June 1, 2002, the Company and MacTarnahan Limited Partnership ("MacTarnahan") entered into a First Amendment To Loan Arrangement ("First Amendment"). Under the terms of the First Amendment, the Company's obligation to make monthly payments was deferred until December 2002 and the Company's obligation to make semi-annual payments is was deferred until April 2003. Effective October 1, 2002, the Company and MacTarnahan entered into a Second Amendment To Loan Arrangement ("Second Amendment"). Under the terms of the Second Amendment, the principal amount due was increased to $1,770,000. Effective January 1, 2002, the Company and MacTarnahan entered into a Third Amendment To Loan Arrangement ("Third Amendment"). Under the terms of the Third Amendment and the Amended and Restated Promissory Note executed in connection with the Third Amendment, the Company's obligation to make monthly payments is deferred until January 2004 and the Company's obligation to make semi-annual payments is deferred until April 2004. The term of the loan was extended to November 1, 2005, and the principal amount due was decreased to $1,700,000 to reflect payments made by the Company. As such, no current amounts related to this debt have been classified as a current liability at December 31, 2002. MacTarnahan is owned by affiliates of Robert M. MacTarnahan and
         R. Scott MacTarnahan, directors of the Company, and other MacTarnahan family members.

         Due to the saturated market conditions and lower sales volumes, the Company continues its cost cutting measures to lower its operating costs. The Company's working capital requirements over the next year are expected to be met partially from cash flow through operations, funds available under the Company's revolving line of credit and, if appropriate and available, additional equity offerings and/or borrowings from other lenders as well as loans guaranteed by the MacTarnahans.
                                                                            F-13
--------------------------------------------------------------------------------

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------

NOTE 4  -     LINE OF CREDIT

         Effective August 1, 2001, the Company entered into a $1,200,000 revolving line of credit ("Revolving Line") with Washington Mutual Bank which expires on August 1, 2003. At December 31, 2002 and 2001, $962,359 and $617,300 were outstanding, respectively. The Revolving Line is secured by a first lien on the Company's accounts receivable and inventory and is guaranteed by certain shareholders. Interest is payable monthly at a floating per annum rate of 1% above the prime rate published in the Wall Street Journal (Western Edition) (5.25% at December 31, 2002). The Revolving Line contains certain covenants including restrictions on additional indebtedness and payment of dividends without the permission of the lender. The Company was in compliance with all covenants at December 31, 2002.








































                                                                            F-14
--------------------------------------------------------------------------------

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------
NOTE 5  -     LONG-TERM DEBT

                                                                                        DECEMBER 31,
                                                                               ----------------------------
                                                                                    2002          2001
                                                                               -------------  -------------
                    Note payable to MacTarnahan; due in monthly principal
                    payments of $15,000 beginning January 2004, interest payable monthly at prime (4.25% at
                      December 31, 2002) plus 1.25% through November 2005, when
                      the Company expects to refinance; collateralized by
                      receivables, inventory, equipment
                      and general intangibles.                                  $  1,700,000    $ 1,670,000

                    Note payable to Capital Crossing Bank; due
                      in monthly principal and interest payments
                      of $10,804 with a balloon payment of
                      $880,287; interest payable at 9.01%;
                      collateralized by certain real and personal
                      property related to the Brewery building
                      and land;
                      due November 2003.                                             922,092        966,974

                    Note payable to Washington Mutual Bank; due
                      in monthly principal and interest payments
                      of $5,689; interest payable at prime plus
                      1.50% (5.75% at December 31, 2002);
                      due September 2004.                                            109,485        168,824

                    Accounts payable to certain vendors resulting from the
                      conversion of current amounts due to five-year payment
                      plans; due in monthly principal and interest payments
                      totaling $1,525; interest payable at 6.00%;
                      due September 2003.                                             11,928         31,668

                    Lease payable to vendor; due in monthly principal and
                      interest payments of $770; interest payable at 6.31%;
                      collateralized by specific equipment; due March 2003.            2,314         11,550
                                                                               -------------  -------------
                                                                                   2,745,819      2,849,016
                    Less current portion                                            (999,908)      (380,770)
                                                                               -------------  -------------

                                                                                $  1,745,911   $  2,468,246
                                                                               =============  =============


         In February 2001, the Company refinanced a $2,500,000 term loan with Washington Mutual Bank. This new term loan was secured by the Company's personal property and guaranteed by certain shareholders, including the MacTarnahans. The original maturity date of the term loan was August 2, 2001, and was extended to November 2, 2001. The interest rate was equal to the prime lending rate of Washington Mutual Bank plus 0.5%. On November 1, 2001, the Company paid down the Washington Mutual Bank term loan by $800,000 and then replaced the term loan with a new term loan of $1,700,000 from MacTarnahan Limited Partnership (the "MacTarnahan Term Loan"). The MacTarnahan Term Loan is a three-year facility, secured with the Company's personal property (priority is subject to existing liens) and contains certain covenants including restrictions on additional encumbrances.
                                                                            F-15
--------------------------------------------------------------------------------

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------
NOTE 5  -     LONG-TERM DEBT (CONTINUED)

         The Company has begun negotiations with and received a letter of intent from Washington Mutual Bank to refinance the Capital Crossings Bank term debt that is due in November 2003. Due to significant prepayment penalties built into the Capital Crossing term debt, the Company does not anticipate refinancing prior to November 2003. The general terms of this refinancing would result in a ten-year term with monthly payments based on a twenty-five year amortization. The letter of intent also includes personal guarantee requirements from the primary shareholders in the Company.

         Principal payment requirements on long-term debt, and capital lease obligations are as follows for the years ending December 31:


                                    2003                  $     999,908
                                    2004                         45,911
                                                         --------------

                                                          $   1,045,819
                                                         ==============
NOTE 6  -     INCOME TAXES

         The Company has generated net operating losses to date and is therefore in a net deferred tax asset position. Accordingly, no provision for or benefit from income taxes has been recorded in the accompanying statements of operations for 2002 or 2001. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's net deferred tax assets will be realized. The Company has a pretax net operating loss carryforward of approximately $7 million expiring through the year 2020, which is available to offset future taxable income.

         The components of the net deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:
                                                             DECEMBER 31,
                                                     ---------------------------
                                                          2002          2001
                                                     ------------- -------------
     Deferred tax assets, current
         Basis difference in inventory               $    33,985    $    47,887
         Other                                            50,309         49,086
                                                     -----------    -----------
             Total current deferred tax assets            84,294         96,973
                                                     -----------    -----------
Deferred tax assets, long-term
    Intangible assets                                    121,921         77,966
    Net operating loss carryforwards                   2,692,810      2,506,997
    Tax credits                                          102,701        102,701
                                                     -----------    -----------

        Total long-term deferred tax assets            2,917,432      2,687,664

Deferred tax liabilities, long-term
    Basis difference in property, plant and
      equipment                                         (748,048)      (798,644)
                                                     -----------    -----------
        Net long-term deferred tax assets              2,169,384      1,889,020
                                                     -----------    -----------
Net deferred tax assets                                2,253,678      1,985,993
Less valuation allowance                              (2,253,678)    (1,985,993)
                                                     -----------    -----------
                                                     $         -    $         -

                                                                            F-16
--------------------------------------------------------------------------------

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------

NOTE 6  -     INCOME TAXES (CONTINUED)

         The difference between the actual income tax provision (benefit) and the tax provision (benefit) computed by applying the statutory federal tax rate to income (loss) before taxes is attributable to the following:

                                                                   YEAR ENDED DECEMBER 31,
                                                          -------------------------------------
                                                                 2002                2001
                                                          ------------------ ------------------
                     Federal statutory income tax benefit $ (259,583)   -34%  $ (241,506)   -34%
                     State statutory income tax benefit      (30,539)    -4%     (28,413)    -4%

                     Reversals at rates different than
                       originally booked                      22,438      3%     116,308    16%
                     Change in valuation allowance for
                       deferred tax assets                   267,684     35%     153,611    22%
                                                          ------------------ ------------------

                                                          $       -       0% $        -      0%
                                                          ================== ==================


NOTE 7  -     RELATED PARTY TRANSACTIONS

         LEASE AGREEMENT WITH PORTLAND BREWING BUILDING, L.L.C. ("PBB LLC") - The Company leased its brewery property in Portland, Oregon from PBB LLC, which was an entity controlled by an officer and director and two other directors of the Company. The monthly rent was $24,906 plus property taxes, insurance and maintenance, with an adjustment for inflation or changes in fair market rental value on July 1, 2003. The lease expired in August 2008. In October 2001, the brewery land and building were acquired by the Company, thereby terminating the Company's lease agreement with PBB LLC. In connection with the original negotiation of the lease in 1992, the Company granted the lessors a warrant to purchase 87,697.5 shares of Common Stock. The warrants are exercisable at any time through December 31, 2002, at an exercise price of $3.333 per share. As of December 31, 2002, these warrants had not been exercised and expired subsequent to the end of the year.

         LEASE AGREEMENT WITH MACTARNAHAN LIMITED PARTNERSHIP - In October 1999, in connection with the purchase of Harco Products, Inc., the Company entered into a lease with MacTarnahan Limited Partnership, a related party. Rent under the lease is $2,500 per month. The term of the lease is five years, and can be terminated upon 60 days notice by the Company.

         The Company believes that the terms and conditions of its lease is fair and reasonable and are no less favorable to the Company than could be obtained from unaffiliated parties.

         LICENSE AGREEMENT - The Company has a license agreement with one of its board members to utilize his name and likeness. For 2001, the amount of royalty owed was $1 per barrel of MacTarnahan's Ale sold. This licensing agreement was amended effective January 1, 2002, to include a $1 royalty on MacTarnahan's Black Watch Cream Porter and MacTarnahan's Highland Pale Ale and amended again as of July 1, 2002 to include MacTarnahan's IPA and Mac Frost. Royalties paid under the license agreement for 2002 and 2001 were $23,578 and $22,030, respectively, based on the sale of 23,578 and 22,030 barrels, respectively, of products bearing the MacTarnahan name during the same periods. Effective January 1, 2002, Harmer assigned its rights under the License Agreement, including the right to receive royalties, to Black Lake Investments, LLC, a company controlled by Robert M. MacTarnahan and R. Scott MacTarnahan.
                                                                            F-17
--------------------------------------------------------------------------------

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------

NOTE 7  -     RELATED PARTY TRANSACTIONS (CONTINUED)

         ACQUISITION OF BUILDING AND PARKING LOT - On August 9, 2001, PBB LLC and Electra Partners Inc. ("Electra") contributed to the Company approximately 1.5 acres consisting of a parking lot and a 16,000 square foot building located between 29th and 30th on Industrial Avenue. In exchange for the building and parking lot, the Company issued 3,472,560 shares of its common stock valued at $.25 per share or $868,140. Within a month of acquiring the parking lot and building from the related party, the building and the parking lot were sold to an unrelated third party for $1,150,000 and a 15-year easement to use 25 parking spaces. Given the related party nature of the original acquisition of the building and parking lot, the amount of the subsequent sale was used to value the transaction. The Company recorded the acquisition of the parking lot and building as follows:


          Subsequent sales price of building and parking lot        $ 1,150,000

          Value assigned to easement received                            75,181

          Closing costs                                                 (67,098)

          Offering costs                                               (163,793)
                                                                    -----------
          Net value of common stock recorded at September 30, 2001  $   994,290
                                                                    ===========


         The Company recorded no gain or loss on the sale of the parking lot and building. The value assigned to the easement will be amortized over the life of the agreement and is included in other assets on the Company's balance sheet.

         The members of PBB, LLC are MacTarnahan Limited Partnership ("MacTarnahan"), Harmer and Electra. MacTarnahan and Harmer are owned by affiliates of Robert M. MacTarnahan and R. Scott MacTarnahan, directors of the Company. Electra is owned by affiliates of Peter F. Adams, a director of the Company.

         ACQUISITION OF BREWERY PROPERTY - On October 12, 2001, PBB LLC contributed a portion of the Brewery Property (2730 NW 31st Avenue) to the Company in exchange for $345,687 in common stock (1,382,748 shares at $.25 per share), the Company's assumption of indebtedness in the amount of $1,073,960 and financed new debt in the amount of $182,741. In addition, the Company incurred closing costs of $1,053. The real property was valued ($1,568,000) based on the ad valorum property tax assessments while the value of the personal property ($35,441) was determined by using PBB LLC's net book value which management believes approximates the fair market value of the property received. The assumed indebtedness consists of a note to Capital Crossing Bank in the amount of $1,073,960. The Capital Crossing note matures in November 2003, and requires monthly payments of $10,804 including interest of 9.01% beginning November 9, 2001 with all unpaid principal and interest due on the maturity date. The new debt is with Washington Mutual Bank, as of September 14, 2001, in anticipation of the transfer of the property to the Company. The Washington Mutual Bank note matures September 15, 2004 and requires monthly payments of $5,689 including interest at prime plus 1.5% beginning October 15, 2001.

         OUTSOURCING OF ACCOUNTING - During the current year, the Company outsourced the accounting function to Greenstead = Accounting Resource ("Greenstead"). Greenstead is owned by affiliates of Peter F. Adams, a director of the Company. The Company incurred $250,588 for accounting services performed by Greenstead during the year ended December 31, 2002. At December 31, 2002, the Company owed Greenstead $6,398.
                                                                            F-18
--------------------------------------------------------------------------------

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------

NOTE 8  -      PREFERRED STOCK

         On March 1, 1999, two shareholders of the Company each purchased 2,885 shares of the Company's Series A Convertible Redeemable Preferred Stock ("Series A") for $52 per share, resulting in aggregate proceeds to the Company of $300,040.

         Each share of Series A is convertible on February 25, 2004, into fully paid and non-assessable shares of Common Stock at a rate of 100 shares of Common Stock for each share of Series A. The conversion ratio, which is currently 100 to 1, is subject to adjustment in the event of stock splits or stock dividends. Unless converted, the Company must redeem the Series A shares on February 25, 2004, at $52 per share plus any declared but unpaid dividends, in cash or in 24 equal monthly payments bearing interest at 12% per annum. Each shareholder of Series A is entitled to the number of votes equal to the number of shares of Common Stock into which the Series A shares can be converted and the Series A shares are entitled to vote as a separate class. Each shareholder of Series A is entitled to receive cumulative dividends at the rate of 8% per annum, when and if declared by the Board of Directors, prior to payment of dividends on Common Stock. As of the date of this filing, the Company's Board of Directors has neither declared nor intends to declare dividend payments. In the event of any liquidation or dissolution of the Company, either voluntary or involuntary, each shareholder of Series A shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds to the holders of Common Stock, an amount equal to $52.00 per share for each share of Series A and, in addition, an amount equal to all declared but unpaid dividends on Series A.


NOTE 9 -      STOCK-BASED COMPENSATION PLANS

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

         Activity under the ISOP is summarized as follows:

                                                      SHARES       EXERCISE
                                                    SUBJECT TO       PRICE
                                                      OPTIONS      PER SHARE
                                                    ----------   -------------

                Balances, December 31, 2000           316,250    $0.54 - $0.59

                Options granted                        73,000        $0.59
                Options exercised                      (5,500)   $0.54 - $0.59
                Options cancelled                    (155,200)   $0.54 - $0.59
                                                    ----------   -------------

                Balances, December 31, 2001           228,550    $0.54 - $0.59

                Options cancelled                     (16,250)       $0.54
                                                    ----------   -------------

                Balances, December 31, 2002           212,300    $0.54 - $0.59
                                                    ----------   -------------

                                                                            F-19
--------------------------------------------------------------------------------

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------

NOTE 9  -     STOCK-BASED COMPENSATION PLANS (CONTINUED)


         NONQUALIFIED STOCK OPTION PLAN - In August 1994, the Board of Directors approved a Nonqualified Stock Option Plan ("NQSOP"). The NQSOP provides for the issuance of 45,000 stock options to employees, nonemployee members of the Board of Directors, consultants and other independent contractors who provide valuable service to the Company, at a minimum of 85 percent of fair market value and have a term of 10 years. Options to purchase 13,500 shares at $5.33 each were outstanding and exercisable at December 31, 2002 and 2001. There were no shares cancelled during the year ended December 31, 2002.

         The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date as of December 31, 2002:

                                       OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                 ----------------------------------------------------------------    ------------------------------
                                                        WEIGHTED
                                         NUMBER          AVERAGE      WEIGHTED            NUMBER        WEIGHTED
                                     OUTSTANDING AT     REMAINING     AVERAGE         EXERCISABLE AT     AVERAGE
                                      DECEMBER 31,     CONTRACTUAL    EXERCISE         DECEMBER 31,     EXERCISE
                  EXERCISE PRICE          2002        LIFE (YEARS)     PRICE               2002           PRICE
                 ----------------------------------------------------------------    ------------------------------
                   $0.54 - $0.59          212,300         7.0           0.56             212,300           0.56
                       5.33                13,500         1.7           5.33              13,500           5.33
                                  -----------------                               ------------------

                      Totals              225,800                                        225,800
                                  ====================                               ==================


         CASH INCENTIVE PLAN - The Company may award its officers and employees, under its Restated Cash Incentive Plan (the "Plan"), bonuses in an amount up to 10% of net operating profits before taxes. Awards under the Plan will be allocated among the officers and employees in accordance with the provisions of the Plan at the discretion of the Board of Directors. No amounts were awarded in 2002 or 2001 under the Plan.


         401(K) PLAN - The Company has a 401(k) deferred compensation plan ("401(k) Plan"). The 401(k) Plan covers all employees over 21 years of age that have worked for the Company for over one year. The 401(k) Plan allows for entrance on a quarterly basis.

         The maximum contribution by each employee is 100% of his or her pay, up to $11,000. The Company may make discretionary contributions. Full vesting of any employer contributions occurs after five years of service. During 2002 and 2001, the Company made no discretionary contributions to the 401(k) Plan.

                                                                            F-20
--------------------------------------------------------------------------------

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------
NOTE 10  -    SEGMENT INFORMATION

         The Company is organized into three product-based segments: brewery operations, restaurant operations and hand truck manufacturing. The Company's brewery segment brews and sells specialty beer in its Portland, Oregon brewery, which is sold to distributors and retail customers. The Company's restaurant, which adjoins its brewery, sells the Company's specialty beers along with lunch and dinner. Harco Products, Inc., a subsidiary, produces hand trucks for various industrial and personal uses.

                                                                    YEAR ENDED DECEMBER 31,
                                                                 -----------------------------
                                                                      2002          2001
                                                                 -------------- --------------
           Net sales:
               Brewery                                           $   9,155,162  $   9,800,346
               Restaurant
                                                                     2,236,692      1,904,787
           Less intersegment sales
                                                                      (324,121)      (309,163)
                                                                 -------------- --------------
                        Subtotal                                    11,067,733     11,395,970
               Harco Products                                          277,624        364,546
                                                                 -------------- --------------
                   Total net sales                               $  11,345,357  $  11,760,516
                                                                 -------------- --------------
           Gross Profit:
               Brewery                                           $   2,518,708  $   2,738,587
               Restaurant                                              659,641        513,193

           Less intersegment gross profit                             (145,905)      (150,953)
                                                                 -------------- --------------
                        Subtotal                                     3,032,444      3,100,827
               Harco Products                                           74,899        145,740
                                                                 -------------- --------------

                   Total gross profit                            $   3,107,343  $   3,246,567
                                                                 ============== ==============

           Depreciation and amortization expense:
               Brewery                                           $     726,103  $     784,360
               Restaurant                                               77,536         73,654
               Harco Products                                           25,336         17,100
               Unallocated corporate amounts                           302,831        289,005
                                                                 -------------- --------------

                   Total depreciation and amortization expense   $   1,131,806  $   1,164,119
                                                                 ============== ==============

           Capital expenditures:
               Brewery                                           $     162,953  $   1,663,199
               Saxer equipment                                              -              -
               Restaurant                                               22,059         21,105
               Harco Products                                               -              -
               Unallocated corporate amounts                             8,909             -
                                                                 -------------- --------------

                   Total capital expenditures                    $     193,921  $   1,684,304

                                                                            F-21
--------------------------------------------------------------------------------

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------
                                                                 ============== ==============

           Total assets:
               Brewery                                           $   8,225,945  $   8,622,688
               Restaurant                                              467,107        516,491
               Harco Products                                          295,784        277,328
               Unallocated corporate amounts                           149,676        311,727
                                                                 -------------- --------------

                   Total assets                                  $   9,138,512  $   9,728,234

                                                                ============== ==============

         All revenues are attributable to, and all long-lived assets are located in the United States, the Company's country of domicile. The basis of accounting for transactions between segments is based on the fair market value of the respective goods or services. Interest expense is considered a corporate expense and is not allocated to the three segments.


NOTE 11  -        COMMITMENTS AND CONTINGENCIES

         The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company believes it is not presently a party to any litigation, the outcome of which would have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

         The Company has a minimum earn-out agreement requiring annual payments over a three-year period totaling $200,000 for the rights to the Saxer and Nor'wester brands. The earn-out payment is secured by the Saxer and Nor'wester brands. Additional royalties will be paid if certain pre-established levels of barrel sales are exceeded. The Company must pay $12 per barrel on all barrel sales exceeding 10,000 barrels for the twelve month period ended January 31, 2001, $7.50 per barrel on all barrel sales exceeding 6,667 barrels for the twelve month period ended January 31, 2002 and $5.00 per barrel on all barrel sales exceeding 6,000 barrels for the twelve month period ended January 31, 2003. The Company has recorded all expected liabilities associated with this earn-out agreement.

         The Company has a lease for approximately 30,100 square feet of space in a building adjacent to the main brewery with L & L Land Company. The term of the lease is 5 years expiring June 14, 2004, with one option to extend the term until June 14, 2008. Rent under the lease is $12,000 per month. In addition, the Company agreed to pay the real property taxes on the building, provide insurance and to make various maintenance and repairs. The lease contains a first opportunity to purchase the adjacent building. This lease is guaranteed by two shareholders of the Company. In connection with the lease, the Company entered into a sublease with another party for approximately 8,000 square feet of office and warehouse space and a portion of the parking lot. The term of the sublease is month to month and rent is $3,168 per month plus $365 per month for real property taxes, plus payment of utilities, insurance and interior maintenance.

         The following is a schedule of minimum future operating lease payments, including the related party leases disclosed in Note 8, for the years ending December 31:

            2003                  $  180,925
            2004                      77,040
                                 -------------
                                  $  257,965
                                 =============

         Total rent expense incurred was $140,125 and $388,657 in 2002 and 2001, respectively.