Form 10QSB
period 2003-03-31
PORTLAND BREWING CO /OR/
filed 2003-05-14
CIK 943658

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 1O-QSB



         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

         [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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



The number of shares outstanding of the Registrant's Common Stock as of May 14, 2003 was 9,855,822 shares.

Transitional Small Business Disclosure Format (check one):  Yes [X]    No [_]

                            PORTLAND BREWING COMPANY
                                   FORM 10-QSB
                                      INDEX

PART I    FINANCIAL INFORMATION                                             Page
-------------------------------                                             ----

Item 1.  Financial Statements

       Consolidated Balance Sheets- March 31, 2003 and December 31, 2002     3

       Consolidated Statements of Operations -
               Three Months Ended March 31, 2003 and 2002                    4

       Consolidated Statements of Cash Flows - Three Months
               Ended March 31, 2003 and 2002                                 5

      Notes to Consolidated Statements                                       6

Item 2.

Management's Discussion and Analysis or Plan of Operation                    8

Item 3.

Controls and Procedures                                                      10


PART II    OTHER INFORMATION
----------------------------

         Item 6.  Exhibits and Reports on Form 8-K                           11

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   March 31,  December 31,
                                                                                       2003          2002
                                                                                 ----------    ----------
CURRENT ASSETS
    Cash and cash equivalents                                                    $   14,659    $   34,622
    Accounts receivable, net of allowance for doubtful accounts                     856,955       922,166
    Inventories                                                                   1,151,886     1,024,663
    Assets held for sale                                                               --          51,682
    Other current assets                                                            152,903       232,803
                                                                                 ----------    ----------
           Total current assets                                                   2,176,403     2,265,936
                                                                                 ----------    ----------
PROPERTY AND EQUIPMENT, net                                                       6,239,090     6,421,810
OTHER ASSETS, net                                                                   403,158       450,766
                                                                                 ----------    ----------

                                                                                 $8,818,651    $9,138,512
                                                                                 ==========    ==========
CURRENT LIABILITIES
    Line of credit                                                               $1,004,046    $  962,359
    Current portion of long-term debt                                                70,932        77,816
    Current portion of long-term debt expected to be refinanced                     910,395       922,092
    Current portion of stockholder term loan                                           --            --
    Accounts payable                                                              1,102,492     1,153,373
    Customer (keg) deposits held                                                    112,218       117,549
    Accrued payroll and related expenses                                            101,248        99,297
    Other accrued liabilities                                                        95,344       144,404
                                                                                 ----------    ----------

           Total current liabilities                                              3,396,675     3,476,890
                                                                                 ----------    ----------

LONG-TERM DEBT, less current portion                                                 30,319        45,911
STOCKHOLDER TERM LOAN , less current portion                                      1,700,000     1,700,000
OTHER LONG-TERM LIABILITIES                                                          23,093        36,949

Series A Redeemable Convertible Preferred Stock, $52 par value,
    10,000 shares authorized, 5,770 shares issued and outstanding,
    liquidation preference of $300,040                                              300,040       300,040

STOCKHOLDERS' EQUITY
    Common stock, no par value; 25,000,000 authorized
      shares issued and outstanding:  9,855,822 (2003 and 2002)                   9,501,620     9,501,620
    Accumulated deficit                                                          (6,133,096)   (5,922,898)
                                                                                 ----------    ----------

           Total stockholders' equity                                             3,368,524     3,578,722
                                                                                 ----------    ----------

           Total liabilities and stockholders' equity                            $8,818,651    $9,138,512
                                                                                 ==========    ==========

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three months ended March 31,
                                                    ---------------------------
                                                        2003          2002
                                                    ------------  -------------

Sales                                                 2,383,064     2,625,014
Less excise tax                                          87,016        84,927
                                                    ------------  -------------
         Net sales                                    2,296,048     2,540,087

Cost of sales                                         1,712,289     1,932,788
                                                    ------------  -------------

Gross profit                                            583,759       607,299

General and administrative expenses                     312,871       345,877
Sales and marketing expenses                            444,192       503,889
                                                    ------------  -------------

Loss from operations                                   (173,304)     (242,467)

Interest expense, net                                   (58,665)      (61,372)
Other income                                             34,009        42,075
Other expense                                           (12,239)      (13,483)
                                                    ------------  -------------

                                                        (36,895)      (32,780)
                                                    ------------  -------------

Net loss                                               (210,199)     (275,247)
                                                    ============  =============

Basic and diluted net loss per share                      (0.02)        (0.03)
                                                    ============  =============

Shares used in per share calculation                  9,855,822     9,855,822
                                                    ============  =============












        The accompanying notes are an integral part of these consolidated financial statements.

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Three months ended March 31,
                                                                  ---------------------------
                                                                       2003        2002
                                                                  ------------  -------------
Cash flows relating to operating activities:
     Net loss                                                     $  (210,199)  $   (275,246)
     Adjustments to reconcile net loss to net cash
        Provided by (used in) operating activities:
          Depreciation                                                196,198        210,270
          Amortization                                                 70,172         69,655
          (Gain) on sale of assets                                    (21,899)          --
          Increase (decrease) in cash due to changes in assets and
               liabilities:
               Accounts receivable                                     65,211       (249,895)
               Inventories                                           (127,223)        97,521
               Other current assets                                    53,115        (14,607)
               Other assets                                             4,221         (3,795)
               Accounts payable                                       (50,881)       105,863
               Customer deposits held                                  (5,331)        (8,970)
               Accrued payroll and other accrued liabilities          (47,109)       (43,220)
               Other liabilities                                      (13,855)       (65,988)
                                                                  ------------  -------------

                                Net cash from operating activities    (87,580)      (178,412)
                                                                  ------------  -------------
Cash flows relating to investing activities:
     Purchase of property and equipment                               (13,854)       (10,681)
     Proceeds from sale of property and equipment                      73,957           --
                                                                  ------------  -------------

                                Net cash from investing activities     60,103        (10,681)

Cash flows relating to financing activities:
     Net borrowings (payments) on the line of credit                   41,687        304,873
     Principal payments on long-term debt                             (34,173)       (32,509)
     Principal payments on stockholders' loans                           --          (45,000)
     Costs related to issuance of common stock                           --           (4,470)
                                                                  ------------  -------------

                                Net cash from financing activities      7,514        222,894
                                                                  ------------  -------------

Net increase (decrease) in cash and cash equivalents                  (19,963)        33,801
                                                                  ------------  -------------
Cash, beginning of period                                              34,622         24,741
                                                                  ------------  -------------
Cash, end of period                                               $    14,659   $     58,542
                                                                  ============  =============
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                     $    58,665   $     61,372
                                                                  ============  =============

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. This quarterly report should be read in conjunction with such Annual Report.

Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2003, or any portion thereof.

2.  STOCK BASED COMPENSATION AND NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share for all periods presented is the same as basic net loss per share since all potential dilutive securities are excluded because they are antidilutive.

The dilutive effect of stock options outstanding for the purchase of 225,800 and 242,050 shares at March 31, 2003 and March 31, 2002, respectively, warrants outstanding for the purchase of 87,697 shares at March 31, 2003 and 2002, and 577,000 shares of common stock into which the outstanding Series A Redeemable Convertible Preferred Stock are convertible were not included in loss per share calculations, because to do so would have been antidilutive.

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

Had compensation cost for the Company's options been determined based on the methodology prescribed under SFAS No. 123, the Company's net loss and net loss per share would have been unchanged.

3.  INVENTORIES

Inventories are stated at the lower of average cost, which approximates the first-in, first-out (FIFO) method, or market and include materials, labor and manufacturing overhead. Inventories consist of the following:

                                           (Unaudited)
                                            March 31,           December 31,
                                             2003                  2002
                                       ------------------   -------------------
        Raw materials                   $     487,798        $      510,193
        Work-in-process                       215,213               210,455
        Finished goods                        401,148               252,867
        Merchandise                            47,478                51,148
                                       ------------------   -------------------

                                        $   1,151,637        $    1,024,663
                                       ==================   ===================

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

In the three months ended March 31, 2003, two distributors represented 39% and 14% respectively, of net sales. In the three months ended March 31, 2002, two distributors represented 39% percent and 17% respectively, of net sales.

                                Three months ended March 31,
                                     2003          2002
                                ---------------------------
Net sales:
     Brewery                    $ 1,806,784   $ 2,062,666
     Restaurant                     498,279       486,986
Less intersegment sales             (80,026)      (75,315)
                                ------------- -------------

              Subtotal            2,225,037     2,474,337
     Harco Products                  71,011        65,750
                                ------------- -------------

         Total net sales        $ 2,296,048   $ 2,540,087
                                ============= =============
Gross Profit:
     Brewery                    $   478,914   $   500,137
     Restaurant                     135,381       132,790
Less intersegment gross profit      (48,190)      (43,709)
                                ------------- -------------

              Subtotal              566,105       589,218
     Harco Products                  17,654        18,081
                                ------------- -------------

         Total gross profit     $   583,759   $   607,299
                                ============= =============

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

RESULTS OF OPERATIONS

FIRST QUARTER AND THREE MONTHS ENDED MARCH 31, 2003 AND 2002

NET SALES. Net sales in the first quarter of 2003 decreased 10% to $2,296,048 from $2,540,087 in the first quarter of 2002.

Net sales from brewery operations decreased 12% to $1,806,784 in the first quarter of 2003 from $2,062,666 in the first quarter of 2002, primarily as a result of a decline in sales due to the proliferation of imports, malternatives and competitive craft brands, decreased consumer demand, and general economic conditions, all resulting in a reduction of shelf space. Shipments decreased 12% to 11,196 barrels in the first quarter of 2003 from 12,700 barrels in the first quarter of 2002.

Net sales from restaurant operations increased 2% to $498,279 in the first quarter of 2003, from $486,986 in the first quarter of 2002, a result of continued popularity of the facility.

Net sales of Harco Products increased 8% to $71,011 in the first quarter of 2003 from $65,750 in the first quarter of 2002. The increase in sales is attributed to recovery of customer base following the loss of a significant customer in 2002.

GROSS PROFIT. Gross profits fell 4% to $583,759 (25% of net sales) in the first quarter of 2003 from $607,299 (24% of net sales) in the first quarter of 2002.

Gross profit from brewery operations increased to 27% of brewery net sales in the first quarter of 2003 from 24% of brewery net sales in the first quarter of 2002.

Gross profit from restaurant operations remained at 27% of restaurant sales in the first quarter of 2003 compared to 27% of restaurant sales in the first quarter of 2002.

Gross profit of Harco Products decreased to 25% of net sales in the first quarter of 2003 from 28% of net sales in the first three months of 2002. The decrease was the result of an evolution in sales mix to lower margin items.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 10% to $312,871 (14% of net sales) in the first quarter of 2003 from $345,877 (14% of net sales) in the first quarter of 2002. The decreases are the result of continued cost cutting.

SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased 12% to $444,192 (19% of net sales) in the first quarter of 2003 compared to $503,889 (20% of net sales) in the first quarter of 2002. The decreases are primarily the result of realigning the sales and marketing budgets in light of lower sales.

INTEREST EXPENSE. Interest expense decreased to $58,665 in the first quarter of 2003 from $61,372 in the first quarter of 2002. The decreases were a result of a reduction in interest rates and debt.

LIQUIDITY AND CAPITAL RESOURCES

Due to the saturated market conditions and lower sales volumes, the Company continues its cost cutting measures to lower its operating costs. The Company's working capital requirements over the next year are expected to be met partially from cash flow through operations, funds available under the Company's revolving line of credit and, if appropriate and available, additional equity offerings and/or borrowings from other lenders as well as loans guaranteed by the MacTarnahans. The MacTarnahans, the controlling shareholders, have agreed to contribute funds up to $500,000, if necessary, to allow the Company to continue to meet its current cash flow needs through December 31, 2003.

Effective January 1, 2003, the Company and MacTarnahan entered into a Third Amendment To Loan Arrangement ("Third Amendment"). Under the terms of the Third Amendment and the Amended and Restated Promissory Note executed in connection with the Third Amendment, the Company's obligation to make monthly payments is deferred until January 2004 and the Company's obligation to make semi-annual payments is deferred until April 2004. The term of the loan was extended to November 1, 2005, and the principal amount due was decreased to $1,700,000 to reflect payments made by the Company. As such, no current amounts related to this debt have been classified as a current liability at March 31, 2003.
MacTarnahan is owned by affiliates of Robert M. MacTarnahan and R. Scott MacTarnahan, directors of the Company, and other MacTarnahan family members.

Effective August 1, 2001, the Company entered into a $1,200,000 revolving line of credit ("Revolving Line") with Washington Mutual Bank which expires on August 1, 2003. At March 31, 2003 and 2002, $1,004,046 and $922,173 were outstanding, respectively. The Revolving Line is secured by a first lien on the Company's accounts receivable and inventory and is guaranteed by certain shareholders. Interest is payable monthly at a floating per annum rate of 1% above the prime rate published in the Wall Street Journal (Western Edition) (5.25% at March 31,
2003). The Revolving Line contains certain covenants including restrictions on additional indebtedness and payment of dividends without the permission of the lender. The Company was in compliance with all covenants at March 31, 2003.

The Company has begun negotiations with and received a letter of interest from Washington Mutual Bank to refinance the Capital Crossings Bank term debt that is due November 2003. The general terms of this refinancing would result in a ten-year term with monthly payments based on a twenty-five year amortization. The letter of interest also includes personal guarantee requirements from the primary stockholders of the Company.

In 1998, the Company offered several of its trade creditors the option of receiving a discounted amount of cash immediately or the entire amount owed to them to be paid over a five-year period. As a result, the Company issued notes in the aggregate principal amount of $148,065 to trade creditors, of which $7,354 was outstanding at March 31, 2003. The notes bear interest at 6% per annum and mature on September 1, 2003. Payments under the notes are due in equal monthly payments of principal and interest.

Accounts receivable decreased 7% to $856,955 in the first three months of 2003, in keeping with the overall trend of single-digit decline. Inventories increased 12% to $1,151,866 in the first three months of 2003 and will decline in the second quarter as efforts are put into place to shorten inventory held time. Accounts payable decreased 4% to $1,102,492 in the first three months of 2003.

CONTRACTUAL OBLIGATIONS

                                                       Less
            Contractual                               than 1            1 - 3              4 - 5            After 5
            Obligations             Total              year             years              years             years
------------------------------- --------------- ------------------ ---------------- ----------------- ------------------
Long-Term Debt                   $ 2,711,646         $ 981,327       $ 1,730,319            -0-               -0-

Operating Leases                 $   212,734         $ 135,694       $    77,040            -0-               -0-

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are described in Note 2 to the financial statements of the Annual Report on Form 10-KSB. In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles general accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the discussion in Form 10-KSB addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements. Estimates and assumptions include, but are not limited to, customer receivables, inventories, fixed asset lives, contingencies and litigation.


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

OPERATING LOSSES. The Company experienced significant operating losses during the past six years, and has continued to incur losses in the first three months of 2003. Operating results have fluctuated and may continue to fluctuate as a result of many factors including lower sales volumes and selling prices, the level of consumer demand, increased depreciation and other fixed operating costs as a percent of sales during periods when the Company's brewery is operating at less than full capacity, changes in product mix, increased selling and marketing costs incurred as the Company protects its business in existing markets, and increased transportation costs.


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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits included herein:

      NUMBER            NUMBER            DESCRIPTION
      (1-A)            (SB-601)
      ------           --------          ---------------

                         99.1            Certification of Frederick L. Bowman

                         99.2            Certification of Jerome Chicvara



(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company in the quarter ended March 31, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2003.


                            PORTLAND BREWING COMPANY



     Signature                        Title

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

Date: May 14, 2003
                                             /s/ FREDERICK L. BOWMAN
                                             ----------------------------------
                                             Frederick L. Bowman, President and
                                             Principal Accounting Officer

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

Date: May 14, 2002

                                       /s/ JEROME CHICVARA
                                       ----------------------------------------
                                       Jerome Chicvara, Chief Executive Officer