Form 10QSB
period 2003-06-30
PORTLAND BREWING CO /OR/
filed 2003-08-14
CIK 943658

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 1O-QSB



              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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



The number of shares outstanding of the Registrant's Common Stock as of August 4, 2003 was 9,855,822 shares.

Transitional Small Business Disclosure Format (check one):  Yes [X]    No [ ]

                            PORTLAND BREWING COMPANY
                                   FORM 10-QSB
                                      INDEX

PART I    FINANCIAL INFORMATION                                                             Page
-------------------------------
Item 1.  Financial Statements

          Consolidated Balance Sheets- June 30, 2003 and December 31, 2002                    3

          Consolidated Statements of Operations - Three and Six Months
          Ended June 30, 2003 and 2002                                                        4

          Consolidated Statements of Cash Flows - Six Months
          Ended June 30, 2003 and 2002                                                        5

         Notes to Consolidated Statements                                                     6

Item 2.

Management's Discussion and Analysis or Plan of Operation                                     8

Item 3.

Controls and Procedures                                                                      11


PART II    OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                           11

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                 (Unaudited)
                                                                                   June 30,     December 31,
                                                                                     2003          2002
                                                                                 ------------- -------------
CURRENT ASSETS
       Cash and cash equivalents                                                 $     13,538  $     34,622
       Accounts receivable, net of allowance for doubtful accounts                    841,294       922,166
       Inventories                                                                  1,134,597     1,024,663
       Assets held for sale                                                                 0        51,682
       Other current assets                                                           232,056       232,803
                                                                                 ------------- -------------
             Total current assets                                                   2,221,485     2,265,936
                                                                                 ------------- -------------
PROPERTY AND EQUIPMENT, NET                                                         6,044,126     6,421,810

OTHER ASSETS, NET                                                                     356,418       450,766
                                                                                 ------------- -------------

                                                                                 $  8,622,029  $  9,138,512
                                                                                 ============= =============

CURRENT LIABILITIES
       Line of credit                                                            $    918,320  $    962,359
       Current portion of long-term debt                                               66,358        77,816
       Current portion of stockholder term loan                                       425,000             0
       Current portion of long-term debt expected to be refinanced                    898,395       922,092
       Accounts payable                                                               975,395     1,153,373
       Customer (keg) deposits held                                                   114,138       117,549
       Accrued payroll and related expenses                                            92,946        99,297
       Other accrued liabilities                                                      174,658       144,404
                                                                                 ------------- -------------

             Total current liabilities                                              3,665,210     3,476,890
                                                                                 ------------- -------------

LONG-TERM DEBT, LESS CURRENT PORTION                                                   14,554        45,911

STOCKHOLDER TERM LOAN , LESS CURRENT PORTION                                        1,575,000     1,700,000

OTHER LONG-TERM LIABILITIES                                                             9,237        36,949

Series A Redeemable  Convertible  Preferred Stock, $52 par value,
       10,000 shares authorized, 5,770 shares issued and oustanding,
       liquidation preference of $300,040                                             300,040       300,040

STOCKHOLDERS' EQUITY
       Common stock, no par value; 25,000,000 authorized
         shares issued and outstanding:  9,855,822 (2003 and
         2002)                                                                      9,501,620     9,501,620

       Accumulated deficit                                                         (6,443,632)   (5,922,898)
                                                                                 ------------- -------------

             Total stockholders' equity                                             3,057,988     3,578,722
                                                                                 ------------- -------------

             Total liabilities and stockholders' equity                          $  8,622,029  $  9,138,512
                                                                                 ============= =============

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Three months ended June 30,                   Six months ended June 30,
                                   -------------------------------------------    ----------------------------------------
                                          2003                    2002                  2003                  2002
                                   --------------------    -------------------    ------------------    ------------------
Sales                               $        2,416,173      $       2,637,062      $      4,799,237      $      5,262,076

Less excise tax                                 90,143                 81,636               177,159               166,563
                                   --------------------    -------------------    ------------------    ------------------


                        Net sales            2,326,030              2,555,426             4,622,078             5,095,513


Cost of sales                                1,741,156              1,877,907             3,453,445             3,810,695
                                   --------------------    -------------------    ------------------    ------------------


Gross profit                                   584,874                677,519             1,168,633             1,284,818

General and administrative
expenses                                       325,870                341,030               638,741               686,907

Sales and marketing expenses                   513,845                462,630               958,037               966,520
                                   --------------------    -------------------    ------------------    ------------------


Loss from operations                          (254,841)              (126,141)             (428,145)             (368,609)


Interest expense, net                          (59,230)               (63,258)             (117,895)             (124,630)

Other income                                    10,084                 44,107                44,093                86,182

Other expense                                   (6,547)                (5,155)              (18,786)              (18,637)
                                   --------------------    -------------------    ------------------    ------------------


                                               (55,693)               (24,306)              (92,588)              (57,085)
                                   --------------------    -------------------    ------------------    ------------------

Net loss                            $         (310,534)     $        (150,447)     $       (520,733)     $       (425,694)
                                   ====================    ===================    ==================    ==================

Basic and diluted net loss per
share                                           ($0.03)                ($0.02)               ($0.05)               ($0.04)
                                   ====================    ===================    ==================    ==================

Shares used in per share
calculation                                  9,855,822              9,855,822             9,855,822             9,855,822
                                   ====================    ===================    ==================    ==================

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Six months ended June 30,
                                                                            ---------------------------------------------
                                                                                   2003                     2002
                                                                            --------------------    ---------------------
Cash flows relating to operating activities:
     Net loss                                                                $         (520,733)     $          (425,694)
     Adjustments to reconcile net loss to net cash
        Provided by (used in) operating activities:
        Depreciation                                                                    392,036                  422,789
        Amortization                                                                    139,045                  140,868
        (Gain) on sale of assets                                                        (27,851)                  (3,678)

        Increase (decrease) in cash due to changes in assets and liabilities:
           Accounts receivable                                                           80,872                 (310,262)
           Inventories                                                                 (109,934)                (109,814)
           Other current assets                                                         (26,610)                 (49,763)
           Other assets                                                                 (17,340)                 (54,246)
           Accounts payable                                                            (177,978)                 460,355
           Customer deposits held                                                        23,903                     (937)
           Accrued payroll and other accrued liabilities                                 (3,410)                (112,061)
           Other liabilities                                                            (27,712)                 (85,636)
                                                                            --------------------    ---------------------

                               Net cash from operating activities                      (275,712)                (128,079)
                                                                            --------------------    ---------------------

Cash flows relating to investing activities:
     Purchase of property and equipment                                                 (14,728)                 (73,072)
     Proceeds from sale of property and equipment                                        79,909                    3,678
                                                                            --------------------    ---------------------

                               Net cash from investing activities                        65,181                  (69,394)

Cash flows relating to financing activities:
     Net borrowings (payments) on the line of credit                                    (44,039)                 314,036
     Principal payments on long-term debt                                               (66,512)                 (67,360)
     Repayment of stockholders' loans                                                        --                  (43,590)
     Proceeds from long-term stockholders' loans                                        300,000                       --
     Costs related to issuance of common stock                                               --                   (4,470)
                                                                            --------------------    ---------------------

                               Net cash from financing activities                       189,449                  198,616
                                                                            --------------------    ---------------------

Net increase (decrease) in cash and cash equivalents                                    (21,082)                   1,144
                                                                            --------------------    ---------------------

Cash, beginning of period                                                                34,622                   24,741
                                                                            --------------------    ---------------------

Cash, end of period                                                          $           13,538      $            25,885
                                                                            ====================    =====================

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                $          117,895      $           124,630

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

Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2003, or any portion thereof.

2.  STOCK BASED COMPENSATION AND NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share for all periods presented is the same as basic net loss per share since all potential dilutive securities are excluded because they are antidilutive.

The dilutive effect of stock options outstanding for the purchase of 225,800 and 242,050 shares at June 30, 2003 and 2002, respectively, warrants outstanding for the purchase of 87,697 shares at June 30, 2002, which expired prior to June 30, 2003, and 577,000 shares of common stock into which the outstanding Series A Redeemable Convertible Preferred Stock are convertible were not included in loss per share calculations, because to do so would have been antidilutive.

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

3.  INVENTORIES

Inventories are stated at the lower of average cost, which approximates the first-in, first-out (FIFO) method, or market and include materials, labor and manufacturing overhead. Inventories consist of the following:

                                          (Unaudited)
                                           June 30,            December 31,
                                             2003                  2002
                                       ------------------   -------------------
       Raw materials                      $     397,165        $      510,193
       Work-in-process                          245,147               210,455
       Finished goods                           439,727               252,867
       Merchandise                               52,558                51,148
                                       ------------------   -------------------

                                          $   1,134,597        $    1,024,663
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

In the six months ended June 30, 2003, two distributors represented 38% and 13% respectively, of net sales. In the six months ended June 30, 2002, two distributors represented 32% and 12% respectively, of net sales.

                                        Three months ended June 30,                 Six months ended June 30,
                                       2003                2002                   2003                 2002
                                 -----------------    ----------------       ----------------    -----------------
Net sales:
       Brewery                    $     1,763,517      $    1,979,022         $    3,570,301      $    4,041,688
       Restaurant                         584,263             576,134              1,082,542           1,063,120
Less intersegment sales                   (87,826)            (80,517)              (167,852)           (155,832)
                                 -----------------    ----------------       ----------------    -----------------

                Subtotal                2,259,954           2,474,639              4,484,991           4,948,976
       Harco Products                      66,076              80,787                137,087             146,537
                                 -----------------    ----------------       ----------------    -----------------

           Total net sales        $     2,326,030      $    2,555,426         $    4,622,078      $    5,095,513
                                 =================    ================       ================    =================
Gross Profit:
       Brewery                    $       448,315      $      516,193         $      927,229      $     1,016,330
       Restaurant                         173,186             181,812                308,567              314,602
Less intersegment gross profit            (50,919)            (42,965)               (99,109)             (86,674)
                                 -----------------    ----------------       ----------------    -----------------

                Subtotal                  570,582             655,040              1,136,687            1,244,258
       Harco Products                      14,292              22,479                 31,946               40,560
                                 -----------------    ----------------       ----------------    -----------------

           Total gross profit     $       584,874      $      677,519         $    1,168,633      $     1,284,818
                                 =================    ================       ================    =================

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

RESULTS OF OPERATIONS

SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002


NET SALES. Net sales in the second quarter of 2003 decreased 8% to $2,326,030 from $2,555,426 in the second quarter of 2002 and decreased 9% to $4,622,078 in the first six months of 2002 from $5,095,513 in the first six months of 2003.

Net sales from brewery operations decreased 11% to $1,763,517 in the second quarter of 2003 from $1,979,022 in the second quarter of 2002, and decreased 12% to $3,570,301 in the first six months of 2003 from $4,041,688 in the first six months of 2002. This was primarily the result of the relative success of imports, malternatives and competitive craft brands, decreased consumer demand, and general economic conditions, all resulting in a reduction of shelf space for the Company's products. Shipments decreased 16% to 10,610 barrels in the second quarter of 2003 from 12,647 barrels in the second quarter of 2002. Shipments decreased 14% to 21,806 from 25,347 in the first six months of 2003.

Net sales from restaurant operations increased 1% to $584,263 in the second quarter of 2003, from $576,134 in the second quarter of 2002, and increased 2% to $1,082,542 in the first six months of 2003 from $1,063,120 in the first six months of 2002. The increase is attributed to the facility's unique location, consistent quality and loyal customer base.

Net sales of Harco Products decreased 18% to $66,076 in the second quarter of 2003 from $80,787 in the second quarter of 2002 and decreased 6% to 137,087 in the first six months of 2003 from $146,537 in the first six months of 2002. The decrease in sales is attributed to a decrease in sales staff.

GROSS PROFIT. Gross profits fell 19% to $584,874 (25% of net sales) in the second quarter of 2003 from $718,124 (28% of net sales) in the second quarter of 2002, and fell 14% to 1,168,633 (25% of net sales) in the first six months of 2003 from $1,366,028 (27% of net sales) in the first six months of 2002.

Gross profit from brewery operations decreased 19% to $448,315 (25% of brewery net sales) in the second quarter of 2003 from $556,798 (28% of brewery net sales) in the second quarter of 2002 and decreased 16% to $927,229 (26% of brewery net sales) in the first six months of 2003 from $1,097,540 (27% of brewery net sales) in the first six months of 2002.

Gross profit from restaurant operations decreased 5% to $173,186 (30% of net restaurant sales) in the second quarter of 2003 compared to $181,812 (32% of net restaurant sales) in the second quarter of 2002 and decreased 2% to $308,567 (29% of net restaurant sales) in the first six months of 2003 from $314,602 (30% of net restaurant sales) in the first six months of 2002. The decrease is a result of changes in server staffing and minimum wage increase.

Gross profit of Harco decreased 36% to $14,292 (22% of net Harco sales) in the second quarter of 2003 from $22,479 (28% of net Harco sales) in the second quarter of 2002 and decreased 21% to $31,946 (23% of net Harco sales) in the first six months of 2003 from $40,560 (28% of net Harco sales) in the first six months of 2002. The decrease was the result of lower volumes.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 4% to $325,870 (14% of net sales) in the second quarter of 2003 from $341,030 (13% of net sales) in the second quarter of 2002 and decreased 7% to $638,741 (14% of net sales) in the first six months of 2003 from $686,907 (14% of net sales) in the first six months of 2002.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 11% to $513,845 (22% of net sales) in the second quarter of 2003 compared to $462,630 (18% of net sales) in the second quarter of 2002 and decreased 1% to $958,037 (21% of net sales) in the first six months of 2003 from $966,520 (19% of net sales) in the first six months of 2002. The increase in selling expense for the second quarter is attributed to customer commissions.

INTEREST EXPENSE. Interest expense decreased 6% (3% of net sales) to $59,230 in the second quarter of 2003 from $63,258 (3% of net sales) in the second quarter of 2002 and decreased to $117,895 (3% of net sales) in the first six months of 2003 from $124,630 (2% of net sales) in the first six months of 2002. The decreases were a result of reductions in interest rates and principal amount due.

RECLASSIFICATIONS

Certain reclassifications have been made to the June 30, 2002 statements to conform to the June 30, 2003 presentation. Such classifications had no effect on previously reported net income or stockholders' equity.

LIQUIDITY AND CAPITAL RESOURCES

Due to market conditions and lower sales volumes, the Company continues its cost cutting measures to lower its operating costs. The Company's working capital requirements over the next year are expected to be met partially from cash flow through operations, funds available under the Company's revolving line of credit and, if appropriate and available, additional equity offerings and/or borrowings from other lenders as well as loans guaranteed by the MacTarnahans. The MacTarnahans, the controlling shareholders, have agreed to contribute funds up to $500,000, if necessary, to allow the Company to continue to meet its current cash flow needs through December 31, 2003. As such, as of June 30, 2003, the MacTarnahan Limited Partnership ("MacTarnahan") has contributed an additional $300,000 which has been classified as a current liability.

Effective January 1, 2003, the Company and MacTarnahan entered into a Third Amendment To Loan Arrangement ("Third Amendment"). Under the terms of the Third Amendment and the Amended and Restated Promissory Note executed in connection with the Third Amendment, the Company's obligation to make monthly payments is deferred until January 2004 and the Company's obligation to make semi-annual payments is deferred until April 2004. The term of the loan was extended to November 1, 2005. Effective June 30, 2003, the Company and MacTarnahan entered into a Fourth Amendment to Loan Arrangement ("Fourth Amendment"). Under the terms of the Fourth Amendment the principal amount due was increased to $2,000,000. The other terms of the MacTarnahan Term Loan, as modified by the previous amendments, remained intact. MacTarnahan is owned by affiliates of Robert M. MacTarnahan and R. Scott MacTarnahan, directors of the Company, and other MacTarnahan family members.

Effective August 1, 2001, the Company entered into a $1,200,000 revolving line of credit ("Revolving Line") with Washington Mutual Bank which was scheduled to expire on August 1, 2003. The Revolving Line has been extended to September 1, 2003. .At June 30, 2003 and 2002, $918,320 and $931,336 were outstanding under the Revolving Line, respectively. The Revolving Line is secured by a first lien on the Company's accounts receivable and inventory and is guaranteed by certain shareholders. Interest is payable monthly at a floating per annum rate of 1% above the prime rate published in the Wall Street Journal (Western Edition) (5.00% at June 30, 2003). The

Revolving Line contains certain covenants including restrictions on additional indebtedness and payment of dividends without the permission of the lender. The Company was in compliance with all covenants at June 30, 2003. The Revolving Line agreement was extended to September 1, 2003 from August 1, 2003.

The Company has begun negotiations with and received a letter of interest from Washington Mutual Bank to refinance certain term debt evidenced by a note in favor of Capital Crossings Bank. This term debt is due November 2003. Due to significant prepayment penalties built into this term debt, the Company does not anticipate refinancing prior to November 2003. The general terms of this refinancing would result in a ten-year term with monthly payments based on a twenty-five year amortization. The letter of interest also includes personal guarantee requirements from the primary shareholders of the Company.

In 1998, the Company offered several of its trade creditors the option of receiving a discounted amount of cash immediately or the entire amount owed to them to be paid over a five-year period. As a result, the Company issued notes in the aggregate principal amount of $148,065 to trade creditors, of which $2,780 was outstanding at June 30, 2003. The notes bear interest at 6% per annum and mature on September 1, 2003. Payments under the notes are due in equal monthly payments of principal and interest.

Accounts receivable decreased 9% to $841,294 in the first six months of 2003 from $922,166 at December 31, 2002, in keeping with the overall trend of single-digit decline. Inventories increased 11% to $1,134,597 in the first six months of 2003 and reflect summer stock levels. Accounts payable decreased 15% to $975,394 in the first six months of 2003 from $1,153,373 due in part to a increased cash flow resulting from the Fourth Amendment.

CONTRACTUAL OBLIGATIONS

                                                    Less
    Contractual                                    than 1           1 - 3          4 - 5          After 5
    Obligations                     Total           year            years          years           years
-----------------------------  --------------  --------------  --------------  --------------  --------------
Long-Term Debt                  $  2,979,307    $  1,389,753    $  1,589,554             -0-             -0-

Operating Leases                $    167,501    $    156,924    $     10,577             -0-             -0-

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

OPERATING LOSSES. The Company experienced significant operating losses during the past six years, and has continued to incur losses in the first six months of 2003. Operating results have fluctuated and may continue to fluctuate as a result of many factors including lower sales volumes and selling prices, the level of consumer demand, increased depreciation and other fixed operating costs as a percent of sales during periods when the Company's brewery is operating at less than full capacity, changes in product mix, increased selling and marketing costs incurred as the Company protects its business in existing markets, and increased transportation costs.

ITEM 3. CONTROLS AND PROCEDURES

The Company's chief executive officer and principal accounting officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities. There has been no change in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter or subsequent to the Evaluation Date that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein:

NUMBER          NUMBER          DESCRIPTION
(1-A)           (SB-601)
----------      ----------      -----------
6.35            10.35           Fourth Amendment to Loan Arrangement

                31.1            Certification of Frederick Bowman pursuant to Section
                                302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

                31.2            Certification of Jerome Chicvara pursuant to Section
                                302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

                32.1            Certification of Frederick Bowman pursuant to Section
                                906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

                32.2            Certification of Jerome Chicvara pursuant to Section
                                906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350



(b) Reports on Form 8-K

       No reports on Form 8-K were filed by the Company in the quarter ended June 30, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2003.


                                  PORTLAND BREWING COMPANY



     Signature                        Title
     ---------                        -----

     /s/ FREDERICK L. BOWMAN          President and Principal Accounting Officer
     ------------------------
     Frederick L. Bowman

Exhibit 6.35, 10.35

                      FOURTH AMENDMENT TO LOAN ARRANGEMENT



This Fourth Amendment to Loan Arrangement ("FOURTH AMENDMENT") is between Portland Brewing Company, an Oregon corporation ("Borrower") and MacTarnahan Limited Partnership, an Oregon limited partnership ("LENDER").

                                    RECITALS

     A. Borrower and Lender are parties to a Promissory Note, as amended (the "EXISTING NOTE"), dated January 1, 2003, an Agreement Concerning Loans and Security Interests, dated November 1, 2001, a First Amendment to Loan Arrangement dated June 1, 2002 ("FIRST AMENDMENT"), a Second Amendment to Loan Arrangement dated October 1, 2002 ("SECOND AMENDMENT"), and a Third Amendment to Loan Arrangement dated January 1, 2003 ("THIRD AMENDMENT");

     B. Borrower has requested that additional funds be advanced by Lender on terms and conditions set forth in this Fourth Amendment, and in accordance with terms and conditions of the Existing Note; and

     C. Lender is willing to advance additional funds to Borrower on terms and conditions set forth in this Fourth Amendment, and in accordance with terms and conditions of the Existing Note.

                                    AGREEMENT

     1. AMENDMENTS TO EXISTING NOTE. Effective as of this Amendment, the Existing Note is amended in accordance with the terms of this Section 1; except as so amended, the Existing Note and the Agreement Concerning Loans and Security Interests will continue to remain in all respects in full force and effect.

         1.1 Section 1 is amended to read: "PAYMENT. Borrower promises to pay to the order of Lender the principal amount of $2,000,000.00, together with interest on the unpaid principal amount from the date of this Note, as follows:"

         1.2 The dollar figure printed in the upper left-hand corner of the Existing Note is amended to read "$2,000,000.00"

     2. FURTHER ASSURANCES. The parties will sign other documents and take other actions reasonably necessary to further effect and evidence this Fourth Amendment.

     3. GOVERNING LAW. This Fourth Amendment is governed by the laws of the State of Oregon, without giving effect to any conflict-of-law principle of any jurisdiction.

     4. VENUE. Any action or proceeding arising out of this Fourth Amendment will be litigated in courts located in Multnomah County, Oregon. Each party consents and submits to the jurisdiction of any local, state, or federal court located in Multnomah County, Oregon.

     5. ATTORNEY'S FEES. If any arbitration or litigation is instituted to interpret, enforce, or rescind this Fourth Amendment, including but not limited to any proceeding brought under the United States Bankruptcy Code, the prevailing party on a claim will be entitled to recover with respect to the claim, in addition to any other relief awarded, the prevailing party's reasonable attorney's fees, costs, and expenses incurred at arbitration, at trial, on appeal, and on petition for review, as determined by the arbitrator or court.

     6. ENTIRE AGREEMENT. This Fourth Amendment contains the entire understanding of the parties regarding the subject matter of this Fourth Amendment and supersedes all prior and contemporaneous negotiations and agreements, whether written or oral, between the parties with respect to the subject matter of this Fourth Amendment.

     7. SIGNATURES. This Fourth Amendment may be signed in counterparts. A fax transmission of a signature page will be considered an original signature page. At the request of a party, the other party will confirm a fax-transmitted signature page by delivering an original signature page to the requesting party.



         Dated effective:  June 30, 2003


                         MacTarnahan Limited Partnership, by
                         Harmer Mill & Logging Supply Co., its General Partner


                            /s/ ROBERT M. MACTARNAHAN
                            --------------------------
                            By: Robert M. MacTarnahan
                            Its:  President



                            Portland Brewing Company


                            /s/ JEROME CHICVARA
                            --------------------------
                            By:  Jerome Chicvara
                            Its: Chief Executive Officer

Exhibit 31.1

I, Frederick L. Bowman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Portland Brewing Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003
                             /s/ FREDERICK L. BOWMAN
                             --------------------------------------------
                             Frederick L. Bowman, President and
                             Principal Accounting Officer

Exhibit 31.2

I, Jerome Chicvara, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Portland Brewing Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003
                             /s/ JEROME CHICVARA
                             -----------------------------------------
                             Jerome Chicvara, Chief Executive Officer

Exhibit 32.1

                                  CERTIFICATION
                                  -------------

I, Frederick L. Bowman, President and Principal Accounting Officer of Portland Brewing Company, certify that, to the best of my knowledge, the Form 10-QSB for the fiscal quarter ending June 30, 2003 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of Portland Brewing Company.



                             /s/ FREDERICK L. BOWMAN
                             --------------------------------------------
                             Frederick L. Bowman, President and Principal
                             Accounting Officer

Exhibit 32.2

                                  CERTIFICATION
                                  -------------

I, Jerome Chicvara, Chief Executive Officer of Portland Brewing Company, certify that, to the best of my knowledge, the Form 10-QSB for the fiscal quarter ending June 30, 2003 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of Portland Brewing Company.



                             /s/ JEROME CHICVARA
                             ------------------------------------------
                             Jerome Chicvara, Chief Executive Officer