Form 10QSB
period 2003-09-30
PORTLAND BREWING CO /OR/
filed 2003-11-20
CIK 943658

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 1O-QSB



              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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



The number of shares outstanding of the Registrant's Common Stock as of November 13, 2003 was 9,855,822 shares.

Transitional Small Business Disclosure Format (check one):  Yes [X]    No [ ]

                            PORTLAND BREWING COMPANY
                                   FORM 10-QSB
                                      INDEX

PART I    FINANCIAL INFORMATION                                            Page
-------------------------------                                            ----

Item 1.  Financial Statements

   Consolidated Balance Sheets- September 30, 2003 and December 31, 2002    3

   Consolidated Statements of Operations - Three and Nine Months
   Ended September 30, 2003 and 2002                                        4

   Consolidated Statements of Cash Flows - Nine Months
   Ended September 30, 2003 and 2002                                        5

   Notes to Consolidated Statements                                         6


Item 2.   Management's Discussion and Analysis or Plan of Operation         8

Item 3.   Controls and Procedures                                           12


PART II    OTHER INFORMATION
----------------------------

Item 4.   Submission of Matters to a Vote of Security Holders               12

Item 6.   Exhibits and Reports on Form 8-K                                  12

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                      (Unaudited)
                                                                     September 30,  December 31,
                                                                         2003          2002
                                                                     ------------- -------------
CURRENT ASSETS
    Cash and cash equivalents                                        $     39,358  $     34,622
    Accounts receivable, net of allowance for doubtful accounts         1,138,018       922,166
    Inventories                                                         1,137,904     1,024,663
    Assets held for sale                                                      --         51,682
    Other current assets                                                  203,069       232,803
                                                                     ------------- -------------

          Total current assets                                          2,518,349     2,265,936
                                                                     ------------- -------------
PROPERTY AND EQUIPMENT, NET                                             5,869,423     6,421,810

OTHER ASSETS, NET                                                         312,019       450,766
                                                                     ------------- -------------

                                                                     $  8,699,791  $  9,138,512
                                                                     ============= =============

CURRENT LIABILITIES

    Line of credit                                                   $    748,152  $    962,359
    Current portion of long-term debt                                      62,142        77,816
    Current portion of stockholder term loan                              520,000             0
    Current portion of long-term debt expected to be refinanced           886,141       922,092
    Accounts payable                                                    1,266,876     1,153,373
    Customer (keg) deposits held                                          141,366       117,549
    Accrued payroll and related expenses                                  124,961        99,297
    Other accrued liabilities                                             167,813       144,404
                                                                     ------------- -------------

          Total current liabilities                                     3,917,451     3,476,890
                                                                     ------------- -------------


LONG-TERM DEBT, LESS CURRENT PORTION                                          --         45,911

STOCKHOLDER TERM LOAN , LESS CURRENT PORTION                            1,480,000     1,700,000

OTHER LONG-TERM LIABILITIES                                                   --         36,949

Series A Redeemable Convertible Preferred Stock, $52 par value,
       10,000 shares authorized, 5,770 shares issued and oustanding,
       liquidation preference of $300,040                                 300,040       300,040

STOCKHOLDERS' EQUITY
       Common stock, no par value; 25,000,000 authorized
       shares issued and outstanding:  9,855,822 (2003 and 2002)        9,501,620     9,501,620

       Accumulated deficit                                             (6,499,320)   (5,922,898)
                                                                     ------------- -------------

             Total stockholders' equity                                 3,002,300     3,578,722
                                                                     ------------- -------------

             Total liabilities and stockholders' equity              $  8,699,791  $  9,138,512
                                                                     ============= =============

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                Three months ended September 30,  Nine months ended September 30,
                                --------------------------------  -------------------------------
                                     2003              2002             2003              2002
                                 -------------    -------------    -------------    --------------
Sales                            $  3,331,301     $  3,566,933     $  8,130,538     $   8,829,009

Less excise tax                       127,966          107,869          305,125           274,432
                                 -------------    -------------    -------------    --------------


              Net sales             3,203,335        3,459,064        7,825,413         8,554,577


Cost of sales                       2,150,485        2,415,837        5,603,930         6,226,532
                                 -------------    -------------    -------------    --------------


Gross profit                        1,052,850        1,043,227        2,221,483         2,328,045

General and administrative
expenses                              350,137          351,524           88,878         1,038,431

Sales and marketing expenses          678,751          652,916        1,636,788         1,619,437
                                 -------------    -------------    -------------    --------------


Income (loss) from operations          23,962           38,787         (404,183)         (329,823)

Interest expense, net                 (62,685)         (60,913)        (180,580)         (185,543)

Other income                            2,409           46,120           46,502           132,302

Other expense                         (19,374)          (8,306)         (38,160)          (26,942)
                                 -------------    -------------    -------------    --------------


                                      (79,650)         (23,099)        (172,238)          (80,183)
                                 -------------    -------------    -------------    --------------


Net income (loss)                $    (55,688)    $     15,688     $   (576,421)    $    (410,006)
                                 =============    =============    =============    ==============

Basic and diluted net loss per
share                                  ($0.01)           $0.00           ($0.06)           ($0.04)
                                 =============    =============    =============    ==============

Shares used in per share
calculation                         9,855,822        9,855,822        9,855,822         9,855,822
                                 =============    =============    =============    ==============

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Nine months ended September 30,
                                                              --------------------------------
                                                                   2003              2002
                                                               ------------      ------------

Cash flows relating to operating activities:
     Net loss                                                  $  (576,421)      $  (410,006)

     Adjustments to reconcile net loss to net cash from operating activities:

           Depreciation                                            576,813           633,521
           Amortization                                            205,022           216,800
           Gain on sale of assets                                  (30,153)           (4,678)

     (Increase) decrease in cash due to changes in assets and liabilities:

           Accounts receivable                                    (215,852)         (635,865)
           Inventories                                            (113,241)         (178,541)
           Other current assets                                    (44,402)           11,491
           Other assets                                              7,861          (100,653)
           Accounts payable                                        113,503           597,114
           Customer deposits held                                   49,073             4,255
           Accrued payroll and other accrued liabilities            23,817          (114,209)
           Other long term liabilities                             (36,949)          (85,636)
                                                               ------------      ------------

           Net cash provided by (used in) operating activities     (40,928)          (66,406)
                                                               ------------      ------------

Cash flows relating to investing activities:

     Purchase of property and equipment                            (24,803)         (104,381)
     Proceeds from sale of property and equipment                   82,211             4,678
                                                               ------------      ------------

           Net cash provided by (used in) investing activities      57,408           (99,703)

Cash flows relating to financing activities:

     Net borrowings (payments) on the line of credit              (214,207)          356,463
     Principal payments on long-term debt                          (97,536)          (98,052)
     Repayment of stockholders' loans                                  --            (42,316)
     Proceeds from long-term stockholders' loans                   300,000               --
     Costs related to issuance of common stock                         --             (4,470)
                                                               ------------      ------------

           Net cash provided by (used in) financing activities     (11,743)          211,625
                                                               ------------      ------------


Net increase (decrease) in cash                                      4,737            45,516
                                                               ------------      ------------


Cash, beginning of period                                           34,622            24,741
                                                               ------------      ------------

Cash, end of period                                            $    39,359       $    70,257
                                                               ============      ============

Supplemental disclosure of cash flow information:

     Cash paid during the period for interest                  $   180,580       $   185,543
                                                               ============      ============

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

Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2003, or any portion thereof.

2.  STOCK BASED COMPENSATION AND NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share for all periods presented is the same as basic net loss per share since all potential dilutive securities are excluded because they are antidilutive.

The dilutive effect of stock options outstanding for the purchase of 225,800 and 242,050 shares at September 30, 2003 and 2002, respectively, warrants outstanding for the purchase of 87,697 shares at September 30, 2002, which expired prior to September 30, 2003, and 577,000 shares of common stock into which the outstanding Series A Redeemable Convertible Preferred Stock are convertible were not included in loss per share calculations, because to do so would have been antidilutive.

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

3.  INVENTORIES

Inventories are stated at the lower of average cost, which approximates the first-in, first-out (FIFO) method, or market and include materials, labor and manufacturing overhead. Inventories consist of the following:

                                            (Unaudited)
                                           September 30,         December 31,
                                               2003                  2002
                                        ------------------   -------------------
    Raw materials                         $       415,779      $        510,193
    Work-in-process                               221,191               210,455
    Finished goods                                455,384               252,867
    Merchandise                                    41,389                51,148
                                        ------------------   -------------------

                                          $     1,133,743      $      1,024,663
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

In the nine months ended September 30, 2003, two distributors represented 35% and 16% respectively, of net sales. In the nine months ended September 30, 2002, two distributors represented 31% and 13% respectively, of net sales.

                                        2003            2002            2003            2002
                                    -------------   -------------   -------------   -------------
Net Sales:
        Brewery                     $  2,619,007    $  2,856,281    $  6,189,308    $  6,897,969
        Restaurant                       609,761         622,278       1,692,303       1,685,398
Less intersegment sales                  (97,942)        (89,555)       (265,794)       (245,387)
                                    -------------   -------------   -------------   -------------
                Subtotal               3,130,827       3,389,004       7,615,818       8,337,980
        Harco Products                    72,509          70,060         209,596         216,597
                                    -------------   -------------   -------------   -------------
            Total net sales         $  3,203,335    $  3,459,064    $  7,825,413    $  8,554,577
                                    =============   =============   =============   =============
Gross Profit:
        Brewery                     $    927,168    $    869,370    $  1,854,397    $  1,885,700
        Restaurant                       163,428         189,280         471,995         503,882
Less intersegment gross profit           (56,077)        (28,442)       (155,186)       (115,116)
                                    -------------   -------------   -------------   -------------
                Subtotal               1,034,519       1,030,208       2,171,206       2,274,466
        Harco Products                    18,330          13,019          50,276          53,579
                                    -------------   -------------   -------------   -------------
            Total gross profit      $  1,052,850    $  1,043,227    $  2,221,483    $  2,328,045
                                    =============   =============   =============   =============

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

RESULTS OF OPERATIONS

THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


NET SALES. Net sales in the third quarter of 2003 decreased 7% to $3,203,335 from $3,459,064 in the third quarter of 2002 and decreased 9% to $7,825,413 in the first nine months of 2003 from $8,554,577 in the first nine months of 2002.

Net sales from brewery operations decreased 8% to $2,619,007 in the third quarter of 2003 from $2,856,281 in the third quarter of 2002, and decreased 10% to $6,189,308 in the first nine months of 2003 from $6,897,969 in the first nine months of 2002. This was primarily the result of the end of a significant brewing contract in the first quarter of 2003. Other contributing factors included the relative success of imports, malternatives and competitive craft brands, decreased consumer demand, and general economic conditions, all of which resulted in a reduction of shelf space for the Company's products. Shipments decreased 13% to 15,414 barrels in the third quarter of 2003 from 17,663 barrels in the third quarter of 2002. Shipments decreased 13% to 37,220 in the first nine months of 2003 from 43,010 in the first nine months of 2002.

Net sales from restaurant operations decreased 2% to $609,761 in the third quarter of 2003, from $622,278 in the third quarter of 2002, and posted no measurable change in the first nine months of 2003 compared to the first nine months of 2002 ($1,692,303 for 2003 as compared to $1,685,398 for 2002). This leveling off is attributed to the facility's market maturity and continuing loyal customer base.

Net sales of Harco Products increased 3% to $72,509 in the third quarter of 2003 from $70,060 in the third quarter of 2002 and decreased 3% to $209,597 in the first nine months of 2003 from $216,597 in the first nine months of 2002. The third quarter recovery is attributed to the fruition of sales efforts.

GROSS PROFIT. Gross profits increased 1% to $1,052,850 (33% of net sales) in the third quarter of 2003 from $1,043,227 (30% of net sales) in the third quarter of 2002, and fell 5% to $2,221,483 (28% of net sales) in the first nine months of 2003 from $2,328,045 (27% of net sales) in the first nine months of 2002.

Gross profit from brewery operations increased 7% to $927,168 (35% of brewery net sales) in the third quarter of 2003 from $869,370 (30% of brewery net sales) in the third quarter of 2002 and decreased 2% to $1,854,397 (30% of brewery net sales) in the first nine months of 2003 from $1,885,700 (27% of brewery net sales) in the first nine months of 2002. Changes in gross profit from brewery operations are a result of changes in the sales mix of the Company's product line from lower margin products to higher margin products in the applicable periods.

Gross profit from restaurant operations decreased 14% to $163,428 (27% of net restaurant sales) in the third quarter of 2003 compared to $189,280 (30% of net restaurant sales) in the third quarter of 2002 and decreased 6% to $471,995 (28% of net restaurant sales) in the first nine months of 2003 from $503,882 (30% of net restaurant sales) in the first nine months of 2002. The decrease is a result of changes in server staffing and minimum wage increase.

Gross profit of Harco increased 41% to $18,330 (25% of net Harco sales) in the third quarter of 2003 from $13,019 (19% of net Harco sales) in the third quarter of 2002 and decreased 6% to $50,276 (24% of net Harco sales) in the first nine months of 2003 from $53,579 (25% of net Harco sales) in the first nine months of 2002. The overall increase was a result of higher sales volume in the third quarter.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses posted minimal change from $350,137 (11% of net sales) in the third quarter of 2003 from $351,524 (10% of net sales) in the third quarter of 2002 and decreased 5% to $988,878 (13% of net sales) in the first nine months of 2003 from $1,038,431 (12% of net sales) in the first nine months of 2002.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 4% to $678,751 (21% of net sales) in the third quarter of 2003 compared to $652,916 (19% of net sales) in the third quarter of 2002 and decreased 1% to $1,636,788 (21% of net sales) in the first nine months of 2003 from $1,619,437 (19% of net sales) in the first nine months of 2002. The increase in selling expense for the third quarter is attributed to customer commissions and seasonal events.

INTEREST EXPENSE. Interest expense increased 3% (2% of net sales) to $62,685 in the third quarter of 2003 from $60,913 (2% of net sales) in the third quarter of 2002 and decreased 3 % to $180,580 (2% of net sales) in the first nine months of 2003 from $185,543 (2% of net sales) in the first nine months of 2002. The decreases were a result of reductions in interest rates and principal amount due.

RECLASSIFICATIONS

Certain reclassifications have been made to the September 30, 2002 statements to conform to the September 30, 2003 presentation. Such classifications had no effect on previously reported net income or stockholders' equity.

LIQUIDITY AND CAPITAL RESOURCES

Due to market conditions and lower sales volumes, the Company continues its cost cutting measures to lower its operating costs. The Company's working capital requirements over the next year are expected to be met partially from cash flow through operations, funds available under the Company's revolving line of credit and, if appropriate and available, additional equity offerings and/or borrowings from other lenders as well as loans guaranteed by the MacTarnahans. The MacTarnahans, the controlling shareholders, have agreed to contribute funds up to $500,000, if necessary, to allow the Company to continue to meet its current cash flow needs through December 31, 2003. As such, as of September 30, 2003, the MacTarnahan Limited Partnership ("MacTarnahan") has contributed an additional $300,000 which has been classified as a current liability.

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

Effective August 1, 2001, the Company entered into a $1,200,000 revolving line of credit ("Revolving Line") with Washington Mutual Bank which is scheduled to mature on April 15, 2004. At September 30, 2003 and 2002, $748,152 and $973,763
were outstanding under the Revolving Line, respectively. The Revolving Line is secured by a first lien on the Company's accounts receivable and inventory, and is guaranteed by certain shareholders. Interest is payable monthly at a floating per annum rate of 1% above the prime rate published in the Wall Street Journal (Western Edition) (5.00% at September 30, 2003). The Revolving Line contains certain covenants including restrictions on additional indebtedness and payment of dividends without the permission of the lender. The Company was in compliance with all covenants at September 30, 2003.

Effective November 1, 2003 the Company entered into a real estate term loan in the amount of $1,473,311 with Sterling Savings Bank ("Real Estate Term Loan"). The Real Estate Term Loan is secured by a first deed of trust on the brewery property located at 2730 NW 31st Ave and a security interest in the Company's on furniture, fixtures and equipment. The Real Estate Term Loan is guaranteed by certain Shareholders. The Real Estate Term Loan replaces term debt held Washington Mutual Bank and Capital Crossings Bank, which bore balances of $56,712 and $881,988, respectively as of October 31, 2003. These amounts were repaid upon funding of the Real Estate Term Loan Repayment is based on a ten-year term loan with a 25-year amortization at a five-year fixed rate index plus 300 basis points. At November 1, 2003, the five-year fixed rate index was 3.69%.

Accounts receivable increased 23% to $1,138,018 in the first nine months of 2003 from $922,166 at December 31, 2002, due to increased summer sales. Inventories increased 11% to $1,137,904 in the first nine months of 2003 and reflect summer stock levels. Accounts payable increased 10% to $1,266,876 in the first nine months of 2003 from $1,153,373 due to summer related billings.

CONTRACTUAL OBLIGATIONS
                                 Less
Contractual                     than 1       1 - 3        4 - 5       After 5
Obligations        Total         year        years        years        years
--------------  -----------  -----------  -----------  ----------  -------------
Long-Term Debt  $ 2,948,283  $ 1,468,283  $ 1,480,000      -0-          -0-

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements." Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation No. 46 also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 do not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled "Qualifying Special Purpose Entities ("QSPE") and Isolation of transferred Assets", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS
140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders.

Management does not believe the adoption of these statements will have a material effect on the Company's financial position or results of operations.

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

OPERATING LOSSES. The Company experienced significant operating losses during the past six years, and has continued to incur losses in the first nine months of 2003. Operating results have fluctuated and may continue to fluctuate as a result of many factors including lower sales volumes and selling prices, the level of consumer demand, increased depreciation and other fixed operating costs as a percent of sales during periods when the Company's brewery is operating at less than full capacity, changes in product mix, increased selling and marketing costs incurred as the Company protects its business in existing markets, and increased transportation costs.

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


                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held on September 13, 2003. The following matters were submitted to shareholders for their consideration:

         1. With respect to the nine nominees for director identified in the Company's Proxy Statement: Peter F. Adams received 8,251,231 votes for, and 24,525 votes abstained; Frederick L. Bowman received 8,259,481 votes for, and 16,275 votes abstained; James W. Linford received 8,261,631 votes for, and 14,125 votes abstained; Robert
              M. MacTarnahan received 8,257,706 votes for, and 18,050 votes abstained; R. Scott MacTarnahan received 8,257,856 votes for, and 17,900 votes abstained; Keith D. Martin received 8,261,631 votes for, and 14,125 votes abstained; Thomas C. Moir received 8,261,631 votes for, and 14,125 votes abstained; Scott W. Nelson received 8,261,331 votes for, and 14,425 votes abstained; and William J. Prenger received 8,261,631 votes for, and 14,125 votes abstained.

         2. The appointment of Moss Adams LLP as the Company's independent auditors for the year ending December 31, 2003 was ratified as follows: 8,262,166 shares were voted in favor, 8,400 shares were voted in opposition and 5,190 votes abstained.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein:

NUMBER   NUMBER
(1-A)   (SB-601)  DESCRIPTION
------  --------  -------------

 6.36    10.36    Business Loan Agreement dated November 1, 2003.

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

         31.2     Certification of Jerome Chicvara pursuant to Section

                  302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

         32.1     Certification of Frederick Bowman pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

         32.2     Certification of Jerome Chicvara pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350




(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company in the quarter ended September 30, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2003.


                                      PORTLAND BREWING COMPANY



     Signature                        Title

     /s/ FREDERICK L. BOWMAN          President and Principal Accounting Officer
     ------------------------
     Frederick L. Bowman