Form 10KSB
period 2003-12-31
PORTLAND BREWING CO /OR/
filed 2004-03-30
CIK 943658

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended: December 31, 2003
                                       OR
             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________to __________

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

     Revenues for the year ended December 31, 2003:   $10,688,341.

   State the aggregate market value of the voting stock held by non-affiliates:
Not Applicable, the Registrant's stock has no established trading market.

     The number of shares outstanding of the Registrant's Common Stock as of March 8, 2003 was 9,855,822 shares.

Transitional Small Business Disclosure Format (check one):  Yes  X    No
                                                               -----    -----

                            PORTLAND BREWING COMPANY
                                2003 FORM 10-KSB
                                TABLE OF CONTENTS


                                     PART I
                                     ------
                                                                           Page
                                                                           ----
Item 6. Description of Business                                              3

Item 7. Description of Property                                             10

Item 8. Directors, Executive Officers and Significant Employees             10

Item 9. Remuneration of Directors and Officers                              12

Item 10.Security Ownership of Management and Certain Security Holders       13

Item 11.Interest of Management and Others in Certain Transactions           16

                         PART II

Item 1. Market Price of and Dividends on the Registrant's Common Equity and 17
           Other Shareholder Matters

Item 2. Legal Proceedings                                                   17

Item 3. Changes in and Disagreements with Accountants                       17

Item 4. Submission of Matters to a Vote of Security Holders                 17

Item 5. Compliance with Section 16(a) of the Exchange Act                   17

Item 6. Reports on Form 8-K                                                 18

        Controls and Procedures                                             18

        Audit Commitee Financial Expert                                     18

        Code of Ethics                                                      18

                        PART F/S

        Index to Consolidated Financial Statements                          19

                        PART III

Item 1. Index to Exhibits                                                   20

Item 2. Description of Exhibits                                             20

                                     PART I

ITEM 6.  DESCRIPTION OF BUSINESS
-------  -----------------------

GENERAL

On January 26, 2004, Portland Brewing Company (the "Company") Pyramid Breweries Inc., and PBC Acquisition, LLC (collectively, "Pyramid") entered into an Asset Purchase Agreement pursuant to which the Company will sell its brewery and brewery-restaurant operations to Pyramid. The Company also announced that it intends to proceed with a 600,000-for-1 reverse stock split as part of a "going private" transaction. Each of these transactions requires the approval of the Company's shareholders. The Company plans to complete these transactions in the second quarter. The following discussion does not assume consummation of these events. [See Note 2 of Notes to Consolidated Financial Statements].


The Company was incorporated in Oregon on November 14, 1983 and conducts business under the names "MacTarnahan's Brewing Company" and "Portland Brewing Company". The Company was formed to brew and sell specialty beer (i.e., beer which is made in relatively small batches and which generally sells at retail in the super or above premium category at about $7.00 per six-pack). Products produced by the Company fall primarily within three brand families:
MacTarnahan's, Saxer and Nor'Wester. The MacTarnahan's brand family represents the largest volume and includes MacTarnahan's Scottish Style Amber Ale, MacTarnahan's Blackwatch Cream Porter, MacTarnahan's Highlander Pale Ale, and MacTarnahan's IPA. The Company's seasonal line, which carry the MacTarnahan's Brewing Company logo, includes Mac Frost Winter Ale, Uncle Otto's WeissBeer, and Uncle Otto's Oktoberfest Maerzen along with associated brands including Oregon Honey Beer. The Saxer brand family is represented by Lemon Lager and various seasonal brands. The Nor'Wester product family includes Nor'Wester HefeWeizen. Specialty products are made periodically to be served at the Company's restaurant, The TapRoom, such as ZigZag River Lager and Benchmark Old Ale as well as certain Saxer and Nor'Wester products. Cask-conditioned variations of these products are occasionally offered in The TapRoom. The Company uses distributors to sell principally to the packaged/bottle market through authorized retail outlets and to the on-premises draft market through establishments licensed to serve alcoholic beverages. The Company sells beer primarily in its home market of Oregon as well as in Washington, California and other western states. In 1996, the Company began selling beer in states east of the Rocky Mountains. In 2000, the Company began exporting Saxer Lemon Lager to Japan, and continued to do so throughout 2003. The Company also sells directly to the public from its restaurant and dock sales facilities.

The Company opened its first brewery in January 1986 at 1339 NW Flanders Street in Portland, Oregon and later added a pub. The Company opened its second brewery in June 1993 located at 2730 NW 31st Avenue in Portland, which substantially increased production capacity to approximately 26,000 barrels. Equipment additions and expansion has incrementally increased capacity to approximately 135,000 barrels of ale per year. In July 1994, a restaurant, The TapRoom, was constructed at the main brewery and opened to the public. In November 1998, the Company sold the Flanders Street facility.

In October 1999, the Company acquired a hand truck manufacturing company, Harco Products, Inc. (operated as an Oregon subsidiary), with its principal offices in Beaverton, Oregon. [See Note 7 of Notes to Consolidated Financial Statements].

On January 31, 2000, the Company purchased brands and certain equipment from Saxer Brewing Company for 900,000 shares of the Company's common stock, $150,000 cash and a three year agreement to pay certain amounts based on barrel sales of the Saxer and Nor'wester brands, such amount secured by the Saxer and Nor'wester brands. In 2003, the amount paid based on barrel sales was $15,000. [See Note 11 of Notes to Consolidated Financial Statements].

INDUSTRY OVERVIEW

NATIONAL BEER INDUSTRY. The nation's three largest breweries; Anheuser-Busch, Miller Brewing Company and Coors Brewing Co., comprise nearly 79% of the country's shipments. (Beer Marketer's Insights, January 12, 2004.) In 2003, national sales continued to be affected by gains in the premium "light" beer category, the success of flavored alcoholic beverages or "malternatives", and continued growth of imports. Of equal significance to the domestic market was the continuing consolidation of international brewers and the international brewers' emphasis on targeting the U.S. market. These trends are expected to continue in 2004. Consolidation has continued both nationally and internationally.

SPECIALTY BEER INDUSTRY--PACIFIC NORTHWEST. According to Beer Marketer's Insights (February 9, 2004) references to an increase of 1% in 2003 in the total specialty beer category should be interpreted as indicating that specialty brewers producing less than the top ten leaders in the market are trending down about 3%, with the segment remaining at approximately 3% share of the US market for the eighth straight year. Statistics on sales of specialty beers in Oregon for 2003 indicate the market is flat overall (Oregon Liquor Control Statistics, October 2003). Paralleling the national industry, malternatives continue to affect the Oregon brewing industry, especially craft/specialty brewers. Oregon and Washington are considered to be mature markets in the U.S. specialty beer segment, consequently, the Company believes that future growth will be more difficult in these two states.


PRODUCTS

The Company offers a wide variety of specialty beers. The complete product line includes core brands, which are available year-round, a selection of seasonal brands, and specialty products. Draft product (kegs) accounted for approximately 27% and 25% of the Company's beer shipments in 2003 and 2002, respectively.

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

         MACTARNAHAN'S IPA. The Company's India Pale Ale is aged with natural untoasted American oak from the Ozarks that has been air dried for two years and is one of the few India Pale Ales to marry the hop and oak flavors, available on draft and in 12 oz. bottles.

         HONU BEER. Honu Beer is a lighter style, all-malt refresher that is available in 12 oz. bottles.

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

MARKETING AND SALES

The Company uses both licensed beer and wine distributors/wholesalers to sell to and service on- and off-premises accounts for specific geographic territories. These distributors maintain broad distribution in the Company's core markets:
Oregon, Washington, and California. Columbia Distributing Company services almost all of the major markets in Oregon and Washington. In California, Wine Warehouse represents the Company on a statewide basis handling most of the sales to that state. Approximately 46 distributors represent the Company in its western markets and the Company employs seven salespeople to service its primary markets: one chain sales representative, five salespeople in Oregon, one in Washington, and one in California. The Company also uses the services of two broker/agents: one in northern California and one in the east. Shipments for markets east of the Rocky Mountains increased 6% in 2003 from a decline of 5% in 2002.

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


TRADEMARKS

The Company has developed brand recognition with several trademarks and trade names. The Company has protected those trademarks and trade names through obtaining and maintaining federal and state trademark registrations and assumed business name registrations. Federally registered trademarks for key brand names for malt beverages include the names Portland Brewing, Portland, and Portland Brewing label design. In connection with the MacTarnahan's brand, the Company has federally registered MacTarnahan's, "Mac's", the running Mac design icon, and MacTarnahan's Highlander. Other federally registered trademarks include BobbyDazzler Ale and the Oregon Honey Beer label design. In addition, the Company has obtained federal registration for The MacTarnahan(R) in connection with its Whisky trade name. To the best of the Company's knowledge, it has the right to use these marks on a nationwide basis in connection with malt beverages, and to use "The MacTarnahan(R)" on a nationwide basis in connection with Whisky.

The Company also has federally registered trademarks for the names Nor'Wester, Saxer, and Saxer Lemon Lager; and the design mark for Lemon Lager. To the best of the Company's knowledge, it has the right to use these marks on a nationwide basis in connection with malt beverages.

The Company has also registered its brand names as trademarks in the State of Oregon, California, Washington, Idaho and Colorado for key brand names. It has registered numerous marks in those states, including the brand names Haystack Black, Uncle Otto's Oktoberfest, and MacTarnahan's BlackWatch. The Company has registered trademarks in Canada for MacTarnahan's, Mac's, and MacTarnahan's Highlander. In addition, the Company has registered the assumed business name MacTarnahan's Brewing Co. To the best of the Company's knowledge, it has the right to use the brand name of each of its current products in areas where those products are currently distributed.


COMPETITION

The domestic specialty brewing industry remains at approximately 3% of the total national market (Beer Marketer's Insights, February 9, 2004) and is projected to remain at 12% of the Oregon market in 2004 (Oregon Liquor Control Commission Statement of Beer Sales in Oregon, 2003). Growth rates have slowed for the majority of craft brewers. The national brewers continue to develop brands to compete directly with specialty brands and these national competitors have advantages such as lower production costs, larger marketing budgets, greater financial and other resources, and a more developed and extensive distribution network than the Company. In addition, new players and the "spirits" industry have entered the marketplace. Growing demand for imported beer continues to have a negative impact on sales of domestic specialty beer. The Company believes that continued saturation in the specialty brewing category, the growth of imports, and the success of malternatives are constraining growth for specialty brewers, including the Company.

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


GOVERNMENTAL REGULATION

The production and sale of alcoholic beverages is subject to extensive regulation by the Alcohol and Tobacco Tax and Trade Bureau (formerly the Federal Bureau of Alcohol, Tobacco and Firearms), and individual states' alcoholic beverage regulatory agencies. The Company holds a warehouse license and a distillery license issued by the Oregon Liquor Control Commission solely to import and store Whisky. In 2001, the Company established a U.S. Customs bonded warehouse within its existing warehouse to facilitate the import of Scotch Whisky.

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

RESEARCH AND DEVELOPMENT

The Company had minimal research and development expenditures in 2003 and 2002. The Company has from time to time, developed new products and may continue to do so in the future. Such products are sold to retail customers, and accordingly, associated development costs are expensed as cost of goods sold.

EMPLOYEES

As of December 31, 2003, the Company had 79 employees (59 full time), including 25 in brewing, bottling and shipping operations, 36 in retail operations, 15 in sales, marketing, and administration, and 3 in the Company's hand truck business. None of the Company's employees are covered by collective bargaining agreements. The Company provides its full-time employees with health, dental and life insurance, short and long term disability, and a 401(k) plan. The Company made no contributions to the 401(k) plan in 2003 or 2002. The Company believes its employee relations are good, and believes its employee practices comply with all Federal and State laws and regulations. The Company does carry employment practices liability insurance. There can be no assurance that such insurance will continue to be available at a price or on other terms satisfactory to the Company.

CONCENTRATIONS OF RISK

DISTRIBUTOR CONCENTRATION. In 2003, wholesale distributors accounted for 72% of the Company's shipments, of which 33% were to Oregon distributors. The Company's largest distributor, Columbia Distributing Company, which distributes the Company's products in Oregon and Washington, accounted for approximately 30% of the Company's net sales in 2003. The next largest distributor, Wine Warehouse, accounted for approximately 15% of the Company's net sales for the same period. Distribution agreements generally grant exclusive territories to distributors. The Company's distributors also market and distribute competing brands. While the Company believes it has good relationships with most of its distributors, the Company can give no assurance that each of its distributors will continue to effectively market and distribute the Company's beer. State laws and/or standard contractual provisions limit the Company's ability to terminate a distribution agreement, therefore the Company can give no assurance that a distributor for any given geographic area could be replaced without cost or replaced immediately, either temporarily or permanently, in the event the distributor was performing poorly in its efforts to distribute the Company's products or was otherwise unable to perform (e.g. as a result of an employee strike or damage caused by fire or natural disaster). The Company's inability to replace a non-performing or poorly performing distributor in a timely fashion and/or with minimal cost, could have a significant adverse effect on the Company's results of operations, particularly if the distributor were Columbia Distributing Company or Wine Warehouse, the Company's largest distributors.

INCREASED COMPETITION AND SATURATION IN THE BEER INDUSTRY - SPECIALTY SEGMENT. [See "Industry Overview" and "Competition" above]. Increased competition, proliferation of specialty brands, strong imports sales and the increasing number of entrants in the malternative category have had an adverse effect on the Company's business, financial condition and results of operations. The economic downturn in the Pacific Northwest and anticipated industry consolidations may further serve to affect growth for Northwest specialty brewers. There can be no assurance that the specialty beer industry will experience growth, that it will not experience further downturn or that any downturn will not be more severe.

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

ENVIRONMENTAL MATTERS

The Company's compliance with federal, state and local laws and regulations regulating the discharge of materials into the environment, had no material effect upon capital expenditures, earnings, or competitive position of the Company during the year ended December 31, 2003.

SOURCES OF LIQUIDITY

The Company requires capital principally to fund its working capital needs. The Company has met its capital requirements through cash flow from operations, bank borrowings, loans from shareholders and the private and public sale of its Common Stock.

Due to market conditions and lower sales volumes, the Company continues its cost cutting measures to lower its operating costs. The Company's working capital requirements over the next year are expected to be met partially from cash flow through operations, funds available under the Company's revolving line of credit and, if appropriate and available, borrowings from other lenders as well as loans guaranteed by the MacTarnahans.

Effective September 1, 2003, the Company entered into a $1,200,000 revolving line of credit ("Revolving Line") with Washington Mutual Bank which is scheduled to mature on April 15, 2004. The Company and Washington Mutual Bank have engaged in preliminary discussions regarding an extension of the maturity date in the event that the Revolving Line is not paid off by April 15, 2004. At December 31, 2003 and 2002, $643,324 and $962,359 were outstanding, respectively. The Revolving Line is secured by a first lien on the Company's accounts receivable and inventory and is guaranteed by certain shareholders. Interest is payable monthly at a floating per annum rate of 1% above the prime rate published in the Wall Street Journal (Western Edition) (5.00% at December 31, 2003). The Revolving Line contains certain covenants including restrictions on additional indebtedness and payment of dividends without the permission of the lender. Effective December 26, 2003, the Company and Washington Mutual Bank entered into a First Amendment to Business Loan Agreement (Asset Based), under which a definition was modified and the inventory advance rate was changed. Effective March 8, 2004, the Company and Washington Mutual Bank entered into a Second Amendment to Business Loan Agreement (Asset Based), under which the inventory advance rate was changed further. At December 31, 2003, the Company was in violation of a financial covenant of the Revolving Line because it failed to maintain the required ratio of Total Liabilities to Tangible Net Worth. By letter dated March 17, 2004, Washington Mutual Bank has waived its right to exercise its remedies with respect to this noncompliance through April 15, 2004, the current maturity date of the Revolving Line. The MacTarnahans, the controlling shareholders, have agreed to provide additional security by executing a pledge of funds held in a savings account in the amount of $400,000 to Washington Mutual Bank, in order to ensure that the Company can continue to meet its current cash flow needs with advances pursuant to the Revolving Line. [See Note 4 of Notes to Consolidated Financial Statements].

On November 1, 2001, the Company and MacTarnahan Limited Partnership ("MacTarnahan") entered into a term loan of $1,700,000 ("MacTarnahan Term Loan"). The MacTarnahan Term Loan is a three year facility, secured with the Company's personal property (priority is subject to existing liens). Interest is payable monthly at a floating per annum rate of 1.25% above the prime rate published in the Wall Street Journal (Western Edition) (5.00% at December 31,
2003). Principal payments of not less than $15,000 are payable monthly and two additional principal payments of not less than $35,000 are payable semi-annually. Effective June 1, 2002, the Company and MacTarnahan entered into a First Amendment To Loan Arrangement ("First Amendment"). Under the terms of the First Amendment, the Company's obligation to make monthly payments was deferred until December 2002 and the Company's obligation to make semi-annual payments was deferred until April 2003. Effective October 1, 2002, the Company and MacTarnahan entered into a Second Amendment To Loan Arrangement ("Second Amendment"). Under the terms of the Second Amendment, the principal amount due was increased to $1,770,000. Effective January 1, 2003, the Company and MacTarnahan entered into a Third Amendment To Loan Arrangement ("Third Amendment"). Under the terms of the Third Amendment and the Amended and Restated Promissory Note executed in connection with the Third Amendment, the Company's obligation to make monthly payments was deferred until January 2004 and the Company's obligation to make semi-annual payments was deferred until April 2004. Effective June 30, 2003 the Company and MacTarnahan entered into a Fourth Amendment to Loan Arrangement ("Fourth Amendment"). Under the terms of the Fourth Amendment the principal amount due was increased to $2,000,000 and existing terms remained intact. Effective January 1, 2004, the Company and MacTarnahan entered into a Fifth Amendment To Loan Arrangement ("Fifth Amendment"). Under the terms of the Fifth Amendment and the Amended and Restated Promissory Note executed in connection with the Fifth Amendment, the Company's obligation to make monthly payments was deferred until January 2005 and the Company's obligation to make semi-annual payments was deferred until April 2005. The loan balance at December 31, 2003 was $1,700,000 and reflects a paydown resulting from the real estate refinance of November 1, 2003. MacTarnahan is owned by affiliates of Robert M. MacTarnahan and R. Scott MacTarnahan, directors of the Company, and other MacTarnahan family members. The principal may be prepaid at any time. The MacTarnahan Term Loan contains certain covenants including restrictions on additional encumbrances.

In 1998, the Company offered several of its trade creditors the option of receiving a discounted amount of cash immediately or the entire amount owed to them to be paid over a five-year period. As a result, the Company issued notes in the aggregate principal amount of $148,065 to trade creditors, of which no amounts were outstanding at December 31, 2003. The notes matured on September 1, 2003.

Effective November 1, 2003 the Company entered into a real estate term loan in the amount of $1,473,311 with Sterling Savings Bank ("Real Estate Term Loan"). The Real Estate Term Loan is secured by a first deed of trust on the brewery property located at 2730 NW 31st Ave (the "Brewery Property") and a security interest in the Company's furniture, fixtures and equipment. The Real Estate Term Loan is guaranteed by certain shareholders. The Real Estate Term Loan replaces term debt held Washington Mutual Bank and Capital Crossings Bank, with balances of $56,712 and $881,988, respectively as of October 31, 2003. These amounts were repaid upon funding of the Real Estate Term Loan. $300,000 of the proceeds of the Real Estate Term Loan was used to repay part of the MacTarnahan Term Loan. Repayment of the Real Estate Loan is based on a ten-year term loan with a 25-year amortization at a five-year fixed rate index plus 300 basis points. At December 31, 2003, the five-year fixed rate index was 3.69%, resulting in a composite rate of 6.69%. The outstanding balance at December 31, 2003 was $1,473,311. At December 31, 2003, the Company did not meet the Minimum Income and cash flow covenant of the Real Estate Term Loan. By letter dated March 9, 2004, Sterling Saving Bank waived this financial covenant through the end of fiscal year 2004, and agreed not to accelerate the loan because of the noncompliance during this period. [See Note 5 of Notes to Consolidated Financial Statements].

As part of the asset purchase agreement, the Company intends to enter into a real estate transaction with the MacTarnahan Limited Partnership pursuant to which the Company will sell the Brewery Property to MacTarnahan Limited Partnership, and in consideration for that transfer MacTarnahan Limited Partnership will forgive a portion of the MacTarnahan Term Loan. The amount of this forgiveness will equal the appraised fair market value of the Brewery Property minus the outstanding balance of the Real Estate Loan, which will be assumed by MacTarnahan. If the Asset Purchase Agreement is not closed, this transaction will not occur.

In connection with the contemplated asset sale and reverse split transactions, MacTarnahan Limited Partnership and other MacTarnahan family entities executed a commitment letter dated January 24, 2004 to lend the Company amounts up to $650,000 to cover fees and expenses incurred in connection with the Asset Purchase Agreement and the reverse split transaction, working capital requirements, and post-transaction losses. By letter dated March 25, 2004, the date by which definitive loan documents are to be executed was extended to July 31, 2004. The Company expects to repay the loans with earn out payments and holdback amounts that it may receive after the closing of the asset sale. The loans will be secured by the Company's assets that are not transferred to Pyramid in the asset sale, any Pyramid stock received as consideration on the asset sale transaction and earn out and holdback rights.

Pursuant to a Deferred Redemption Agreement dated February 25, 2004, the holders of Series A Preferred stock have agreed to defer the mandatory redemption date of the Series A Preferred shares and to accept a portion of the consideration paid to the Company by Pyramid in the asset sale in redemption for the Series A Preferred stock.


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

OPERATING LOSSES. The Company experienced significant operating losses during the years ended December 31, 2003 and 2002, and has continued to incur losses in the first quarter of 2004. Operating results have fluctuated and may continue to fluctuate as a result of many factors including lower sales volumes and selling prices, continued increases in transportation, utility and insurance costs as well as increased depreciation and other fixed operating costs as a percent of sales during periods when the Company's brewery is operating at less than full capacity. Changes in product mix and increased selling and marketing costs incurred as the Company protects its business in existing markets also contribute to the fluctuation. There can be no assurance that the Company will not continue to experience operating losses.


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

In October 1999, in connection with the purchase of Harco Products, Inc. ("Harco"), the Company entered into a lease with a related party for approximately 5,600 square feet of space in which Harco operates. Rent under the lease is $2,500 per month and the term of the lease is five years, and can be terminated upon 60 days notice by the Company. [See Item 11- Interest of Management and Others in Certain Transactions - Lease Agreement with Harco Products, Inc., and Notes 7 of Notes to Consolidated Financial Statements].


ITEM 8.  DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES
-------  -------------------------------------------------------

DIRECTORS. The following lists the persons currently serving as directors. The term of office for each person elected as a director continues until the next Annual Meeting of Shareholders and until a successor has been elected and qualified.

                     NAME OF DIRECTOR                             AGE
                     ----------------                             ---
                     Peter F. Adams                               59
                     Frederick L. Bowman                          59
                     James W. Linford                             57
                     Robert M. MacTarnahan                        88
                     R. Scott MacTarnahan                         57
                     Keith D. Martin                              73

                     Thomas C. Moir                               61
                     Scott M. Nelson                              36
                     William J. Prenger                           57


Peter F. Adams. Mr. Adams was appointed to the Board of Directors in 2001. Mr. Adams is an owner and operating member of Farmington Landfill, L.L.C., a quarry reclamation business. As a private investor, Mr. Adams is an owner and director of companies doing business in several fields including wine-grape vineyard management, wine production and marketing, emergency-vehicle manufacturing, steel casting of construction, mining and aerospace turbine products, and outsourced back office services. Mr. Adams holds an MBA from the University of Oregon. Mr. Adams is a director of ESCO Corporation and is a trustee of the River View Cemetery Association. Mr. Charles A. Adams, a former director and officer of the Company, is his brother.

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

James W. Linford. Mr. Linford was appointed to the Board of Directors in May 2002. Mr. Linford is also Senior Vice President and Chief Operating Officer of Gardenburger, Inc. Prior to joining Gardenburger, Mr. Linford was Director of Manufacturing for OceanSpray Cranberries, Inc. Mr. Linford started his food career with H.J. Heinz, spending the next 17 years working in engineering, research and operations. He was a member of the Sr. Management team at Ore-Ida and Weight Watchers Food companies. Mr. Linford is a Director on the American Frozen Food Institute Board, has served on the College of Engineering Advisory Board for the University of Idaho, served on various committees for the Northwest Food Processors Association and other food industry associations. Mr. Linford has a degree in Mechanical Engineering from the University of Idaho with graduate studies at Colorado State University.

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

R. Scott MacTarnahan. Mr. MacTarnahan has been a Director since July 1985. Until October 31, 1999, he was the vice president and general manager of Honeyman Aluminum Products Company and has been the vice president and general manager of Harmer Company for more than 12 years. Mr. MacTarnahan received a B.S. in Business Administration from Portland State University in 1968. Mr. Robert M. MacTarnahan is his father.

Keith D. Martin. Mr. Martin has been a director since October 2002. Mr. Martin has extensive experience in operations, marketing, sales and strategic planning. He has held positions in companies ranging in size from start-ups to a Fortune 500 conglomorate. Mr. Martin is currently co-Chief Executive Officer and co-Chief Operating Officer of Precision Wire Components, based in Wilsonville, Oregon. Mr. Martin received a Bachelor's in Management Engineering from Renesslear Polytechnic Institute in 1952, and a J.D. from the Northwestern School of Law of Lewis & Clark College in 1982.

Thomas C. Moir. Mr. Moir was appointed to the Board of Directors in October 2002. He is currently Director of Business and Technology Development of the LMC business unit of Coherent, Inc. He assumed this position following the purchase by Coherent, Inc. of Molectron Detector, Inc. in December 2002. Mr. Moir had served as President and Chief Operating Officer of Molectron Detector, Inc. for a period of three years preceding the acquisition of Molectron Detector, Inc. Prior to that, Mr. Moir served as President and CEO of the PRIO Corporation, In-Control Solutions, Inc., and Aptec Computer Systems. Mr. Moir received a Bachelor's in Electrical Engineering from Purdue University in 1965, and a Masters in Business Administration from Harvard University in 1967.

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

William J. Prenger. Mr. Prenger was appointed to the Board of Directors in April 2000. He is Senior Vice President of Durham and Bates Agencies, a Portland based regional insurance brokerage firm. Previously, Mr. Prenger was Senior Vice President and Principal of a major international insurance brokerage firm, having held senior management positions in Honolulu and Portland. Mr. Prenger received a B.S. in Business Administration from the University of Oregon in 1968 and completed Stanford University's Executive Program for Smaller Companies in 1989.

EXECUTIVE OFFICERS. The following lists the names, ages and positions of the Company's current executive officers, along with certain other information. The Company's officers are elected by the Board of Directors at its annual meeting, and hold office until the next annual meeting of the Board of Directors and until their successors are elected and qualified.


     NAME                     AGE         POSITION(S) WITH COMPANY
     ----                     ---         ------------------------
     Frederick L. Bowman       59         President, Secretary, and Treasurer
     Jerome M. Chicvara        52         Chief Executive Officer
     Mark L. Carver            50         Vice President, Sales

For information on the business background of Mr. Bowman, see "Directors" above.

Jerome M. Chicvara. Mr. Chicvara was appointed as Chief Executive Officer of the Company in May 2002. Prior to that, he served as Executive Vice President of the Company, and was a director from June 2001 to February 2001. He is a twenty-year veteran of the beer and wine industry, and has delivered many keynote speeches to the industry in his role as industry pioneer and visionary. He spent the first seven years of his beverage career learning the wholesale trade as a Sales Executive. In 1987, Mr. Chicvara co-founded the Full Sail Brewing Company and served as Director of Sales & Marketing. His guidance assisted the company as it pioneered Oregon's first microbeer in a bottle. Mr. Chicvara was founding President of the Oregon Brewer's Guild, an association committed to quality brewing techniques in Oregon's vast microbrew industry. In 1999, Mr. Chicvara sold his equity in Full Sail and joined Saxer Brewing/Nor'Wester Beer as VP Marketing & Sales. Mr. Chicvara joined Portland Brewing Co. in April 2000. He holds a Bachelor of Communications from Evergreen State College.

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

ITEM 9.  REMUNERATION OF DIRECTORS AND OFFICERS
-------  --------------------------------------

a. Director and Officer Remuneration

Directors receive no cash compensation for serving on the Board of Directors. Robert M. MacTarnahan and R. Scott MacTarnahan have been granted options under the Company's Non-Qualified Stock Option Plan ("NQSOP"). As of December 31, 2001, options to purchase 13,500 shares of the Company's Common Stock at $5.3333 per share are outstanding under the NQSOP. No options were granted under the NQSOP in 2003 or 2002.

The following table sets forth information regarding all cash compensation earned by each of the three most highly compensated officers and all officers as a group for the year ended December 31, 2003;

                                     CAPACITIES IN WHICH                        AGGREGATE
     NAME                            REMUNERATION WAS RECEIVED                  REMUNERATION
     ----                            -------------------------                  ------------
     Frederick L. Bowman             President, Principal Accounting Officer    $     60,000
     Mark L. Carver                  Vice President, Sales                      $     80,000
     Jerome M. Chicvara              Chief Executive Officer                    $     60,000
     All officers as a group (3                                                 $    200,000
     persons)

b. Remuneration Plans

INCENTIVE STOCK OPTION PLAN. In October 1992, the shareholders of the Company approved the Company's Incentive Stock Option Plan ("ISOP"). The ISOP is administered by the Company's Board of Directors and provides for grants to officers and employees of options to acquire shares of the Company's Common Stock, subject to the limitations set forth in the ISOP. The ISOP was amended in December 1998 to increase the number of shares available for issuance thereunder from 163,500 to 400,000. Pursuant to the ISOP, the granting of options is at the discretion of the Board of Directors, and it has the authority to set the terms and conditions of the options granted, including the option exercise price which must be a price equal to at least 100% of the fair market value of the subject shares of Common Stock at the time the option is granted. As of December 31, 2003, options covering 211,050 shares of the Company's Common Stock were outstanding under the ISOP.

INCENTIVE STOCK OPTION REPRICING. The Company maintains its ISOP to provide incentives to the Company's key employees to exert their best efforts on behalf of the Company. In 1999, the Company noted that there was a significant difference between the exercise prices of stock options held by its employees and the market value of the underlying stock, which results in options providing little incentive. The Board of Directors determined that establishing new, shorter term options, based on pricing which more closely reflects the underlying stock price, was crucial to obtaining and retaining its personnel. Accordingly, in May 1999, options to purchase 118,800 shares of Common Stock at prices ranging from $3.33 to $7.00 per share were repriced and regranted on different terms, of which options to purchase 72,000 shares were held by executive officers of the Company. Repriced options to purchase 82,800 shares were issued at an exercise price of $0.54 per share and repriced options granted to Mr. Adams to purchase 36,000 shares were issued at an exercise price of $0.594 per share. All of the repriced options became exercisable on May 20, 2000. In 2001, options to purchase 73,000 shares at $0.59 per share were issued to certain officers of the Company. In 2003, no options were issued.

RESTATED CASH INCENTIVE PLAN. The Company may award its officers and employees, under its Restated Cash Incentive Plan ("the Plan"), bonuses in an amount up to 10 percent (10%) of net operating profits before taxes. Awards under the Plan will be allocated among the officers and employees in accordance with the provisions of the Plan at the discretion of the Board of Directors. No amounts were awarded in 2002 or 2003 under the Plan.

NON-QUALIFIED STOCK OPTION PLAN. In August 1994, the Board of Directors adopted the 1994 Non-Qualified Stock Option Plan ("NQSOP"). The NQSOP is administered by the Board of Directors and provides for grants to officers, employees, directors and consultants of options to acquire up to 45,000 shares of the Company's Common Stock at an exercise price of at least 85% of the fair market value of the subject shares of Common Stock at the time the option is granted. The granting of options is at the discretion of the Board of Directors. As of December 31, 2003, options covering 13,500 shares of the Company's Common Stock were outstanding under the NQSOP.

ITEM 10.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS
--------  -------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of voting equity securities of the Company as of March 8, 2004 as to
(i) each person who is known by the Company to own beneficially 10% or more of the outstanding shares of such class of voting equity securities of the Company,
(ii) each of the three most highly compensated officers and (iii) all Directors and officers as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the voting equity securities owned by them.

                                                                                        Series A
                                                   Common Stock                     Preferred Stock
                                             --------------------------      -------------------------------
                                          Shares     Percent of       Shares        Percent of
    Name of Beneficial Owner or        Beneficially    Shares      Beneficially       Shares
    Number of Persons in Group           Owned (1)   Outstanding     Owned (1)      Outstanding
    --------------------------           ---------   -----------     ---------      -----------
 Shareholder Group - Voting Trust (5)    7,316,062     74.1  %       5,770             100  %

 Shareholder Group - Adams Parties
   And Voting Trust (5)(6)               7,316,062     74.1          5,770             100

 Robert M. MacTarnahan (5)(6)            7,316,062     74.1          5,770             100

 R. Scott MacTarnahan (5)(6)             7,316,062     74.1          5,770             100

 Peter F. Adams (5)(6)                   7,316,062     74.1          5,770             100

 Frederick L. Bowman (2)(3)                 95,445        *              -               -

 Jerome M. Chicvara (2)(7)                  50,000        *              -               -

 Mark L. Carver (2)(8)                      29,100        *              -               -

 All Officers and Directors as a group,
 (11 persons)  (4)(5)(6)                 7,500,657     75.0  %      5,770             100  %

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

(5) The members of the MacTarnahan Portland Brewing Company Voting Trust (the "Voting Trust") are members of a "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934 ("34 Act"). The members of the Voting Trust are: the Voting Trust, R. Scott MacTarnahan, Jean MacTarnahan, Andrea J. MacTarnahan, Sara M. Whitworth, Black Lake Investments, LLC, the MacTarnahan Limited Partnership, Harmer Mill & Logging Supply Co., The MacTarnahan Family Trust, the R.M. MacTarnahan Trust, and the Ruth A. MacTarnahan Trust. The Trustee of the Voting Trust is Robert M. MacTarnahan. The business address for each of the foregoing parties is: 11270 SW Lynnridge Avenue Portland, Oregon 97225. Pursuant to Rule 13d-5 promulgated under the 34 Act, the group is deemed to beneficially own all shares of Portland Brewing which are beneficially owned by any member of the group and therefore the group beneficially owns 4,702,030 shares of common stock, which includes options to purchase 12,000 shares of common stock, and 2,885 shares of Series A Preferred stock, which is the total number of shares and options deposited into the Voting Trust by its members. In addition, the Voting Trust is a member of a separate "group" (see footnote 6) and is deemed to beneficially own an additional 2,614,032 shares of common stock and 2,885 shares of Series A Preferred stock. Therefore, each member of the Voting Trust is deemed to own 7,316,062 shares of common stock and 5,770 shares of Series A Preferred stock.

(6) The Voting Trust, Charles A. Adams, Electra Partners, Inc. (17675 SW Farmington Road, PMB #470 Aloha, Oregon 97007), the Charles A. Adams Family Trust (4047 SW Shattuck Road, Portland, Oregon 97221), Katherine McBride Adams (fka Katherine Maxwell Adams) (2636 NE 11th Avenue, Portland, Oregon 97212), Charles F. Adams III (4923 SW Lowell, Portland, Oregon 97221), and Karban Development Corporation (17675 SW Farmington Road, PMB #470 Aloha, Oregon 97007) are parties to a Voting Agreement dated July 27, 2001 and therefore are members of a "group" as that term is used in Section 13(d)(3) of the 34 Act. Peter F. Adams (17675 SW Farmington Road, PMB #470 Aloha, Oregon 97007) is also a member of the group. Pursuant to Rule 13d-5 promulgated under the 34 Act, the group is deemed to beneficially own all shares of Portland Brewing which are beneficially owned by any member of the group and therefore the group beneficially owns 7,316,062 shares of common stock, which includes options to purchase 12,000 shares of common stock, and 5,770 shares of Series A Preferred stock.

(7) Includes 50,000 shares which may be purchased for $0.59 per share upon exercise of incentive stock options granted to Mr. Chicvara on February 22, 2001, and which became exercisable on February 22, 2002.

(8) Includes 1,100 shares owned individually by Mr. Carver and 28,000 shares which may be purchased for $0.54 per share upon exercise of incentive stock options held by Mr. Carver.


                          OPTIONS, WARRANTS AND RIGHTS

The following table sets forth certain information regarding outstanding options and warrants to purchase shares of common stock of Portland Brewing as of March 8, 2004 as to (i) each person who is known by Portland Brewing to own beneficially 10% or more of the outstanding shares of Portland Brewing's common stock, (ii) each of the three most highly compensated officers and (iii) all Directors and officers as a group.

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

(1) As noted in Security Ownership of Certain Beneficial Owners and Management, Footnotes 5 and 6, each of these holders are members of a "group" as that term is used in Section 13(d)(3) of the 34 Act. Pursuant to Rule 13d-5 promulgated under the 34 Act, the group is deemed to beneficially own all shares of Portland Brewing which are beneficially owned by any member of the group and therefore the group beneficially owns 12,000 shares of common stock which may be acquired under outstanding options, as noted in the table above.

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

(4) Options to purchase 50,000 shares of common stock issued to Mr. Chicvara in February 2001 at $0.59 per share. All of Mr. Chicvara's outstanding options became exercisable on February 22, 2002.

(5) Options to purchase 28,000 shares of common stock issued to Mr. Carver in July 1993 at $3.33 per share were repriced in May 1999 to $0.54 per share. All of Mr. Carver's outstanding options became exercisable on May 20, 2000.

(6) As of March 8, 2004, options to purchase 141,000 shares of common stock were exercisable.


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


LICENSE AGREEMENT WITH ROBERT M. MACTARNAHAN

In July 1994, the Company entered into a License Agreement ("License Agreement") with Robert M. MacTarnahan, a director of the Company, and Harmer, a company controlled by Mr. and Mrs. Robert M. MacTarnahan. Pursuant to the License Agreement, (i) Mr. MacTarnahan conveyed to the Company the right to use his surname and its variation "MacTarnahan" as a Company trademark, and (ii) the Company has been granted an exclusive worldwide license to use Mr. MacTarnahan's likeness, image and other personal attributes to promote the sale of the Company's products, merchandise, and related materials. The license expires on December 31, 2093. In consideration of the license grant, the Company must pay a royalty of $1.00 per barrel of MacTarnahan's Scottish Style Amber Ale sold by the Company for the term of the license. The Company has the right to terminate the License Agreement on 30-days' written notice and the license may also terminate under other conditions as specified in the License Agreement. In the event the license is terminated or terminates, the Company must assign its rights to the trademark "MacTarnahan" and the above variations to Mr. MacTarnahan. On January 15, 2002 the License Agreement was extended to include monthly royalty payments at $1 per barrel for MacTarnahan's Blackwatch Cream Porter and MacTarnahan's Highlander Pale Ale sales effective January 1, 2002. MacTarnahan's IPA was added effective July 1, 2002. Royalties paid per the License Agreement for 2003 and 2002 were $22,903 and $23,578 respectively, based on the sale of 22,903 and 23,578 barrels, respectively. Effective January 1, 2002, Harmer assigned its rights under the License Agreement, including the right to receive royalties, to Black Lake Investments, LLC, a company controlled by Robert M. MacTarnahan and R. Scott MacTarnahan. On January 15, 2002 the License Agreement was extended to include monthly royalty payments at $1 per barrel for MacTarnahan's Blackwatch Cream Porter and MacTarnahan's Highlander Pale Ale sales effective January 1, 2002. Effective July 1, 2002, the License Agreement was extended to include monthly royalty payments at $1 per barrel for MacTarnahan's IPA and Mac Frost. On January 26, 2004, the Company executed a Fourth Amendment to Trademark License Agreement with Robert M. MacTarnahan and Black Lake Investments, LLC under which the products covered, royalty structure, and term of the agreement were amended.

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


                                     PART II

ITEM 1. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER
------------------------------------------------------------------------------
SHAREHOLDER MATTERS
-------------------

There is no public trading market for the Company's Common Stock. The Company had 5,699 shareholders of record as of March 8, 2004. The Company has never declared any cash dividends on its Common Stock, nor does the Company intend to do so in the near future. Pursuant to certain loan agreements, the Company cannot declare or pay dividends on any of its outstanding stock, except dividends payable in Common Stock of the Company, without prior written consent of the lenders. Holders of the Company's Series A Preferred Stock are entitled to receive cumulative dividends at the rate of 8% per annum, when and if declared by the Board of Directors, prior to payment of dividends on Common Stock. No cash or stock dividends have been declared to date. The Revolving Line contains a restriction on the payment of dividends on the Company's stock without prior consent of the lender.


ITEM 2.  LEGAL PROCEEDINGS
-------  -----------------

As of the date of this Report on Form 10-KSB, there are no other legal proceedings pending to which the Company is a party or to which any of its property is subject that the outcome of which would have a material adverse effect on the Company's business, and the Company does not know of any such action being contemplated. [See Note 11 of Notes to Consolidated Financial Statements].

ITEM 3.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-------  ---------------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 2003.

ITEM 5.  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------  -------------------------------------------------

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and Directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, Directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during 2003, all executive officers, Directors and greater than 10% shareholders complied with all applicable filing requirements.


ITEM 6.  REPORTS ON FORM 8-K
-------  -------------------
No reports on Form 8-K were filed during the quarter ended December 31, 2003.


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


AUDIT COMMITTEE FINANCIAL EXPERT
--------------------------------

Under rules adopted by the SEC, the Company is required to disclose whether it has an "Audit Committee Financial Expert" serving on its Audit Committee. Although management believes that at least one member of the Audit Committee would qualify as an Audit Committee Financial Expert, the Company's board of directors has not designated any particular member of the Audit Committee as the Audit Committee Financial Expert under the SEC's rules. Management believes that at least one member of the Audit Committee is capable of: (i) understanding generally accepted accounting principles and financial statements; (ii) assessing the general application these principles in connection with the accounting for estimates, accruals and reserves; (iii) analyzing and evaluating the Company's consolidated financial statements; (iv) understanding internal control over financial reporting; and (v) understanding audit committee functions. Additionally, all members of the Company's Audit Committee are independent.

CODE OF ETHICS
--------------

The Company has not adopted a Code of Ethics, within the meaning of applicable SEC rules, relating to the conduct of its officers and directors. Management and the board of directors have concentrated their efforts on addressing the Company's liquidity issues and historical losses, and have not yet considered the adoption of a formal Code of Ethics. The Company's board of directors will review this requirement and will consider developing a Code of Ethics during 2004.

                                    PART F/S


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

                                    PART III

ITEM 1. AND ITEM 2.        INDEX TO EXHIBITS AND DESCRIPTION OF EXHIBITS

Exhibit  Exhibit
Number   Number
(1-A)   (S-B 601)    Description
-----   ---------    -----------
2.1     3.1          Articles of Incorporation, as amended  (8)
2.2     3.2          Bylaws, as amended (8)
3.1     4.1          Specimen of Common Stock Certificate (1)
5.1     9.1          Voting Trust Agreement dated May 31, 2002 (28)
6.1     10.1         Indenture of Lease between the Company and Portland Brewing Building Partners dated
                     November 4, 1992, as amended (1)
6.2     10.2         Sublease between the Company, Power Transmission Products, Inc., and Pacific Realty
                     Associates, L.P., dated January 26, 1995 (1)
6.3     10.3         License Agreement between the Company, R. M. MacTarnahan and Harmer Company dated
                     July 1, 1994 (1)
6.4     10.4         The Company's Incentive Stock Option Plan, as amended and Specimen Form Plan Documents (1)
                     (10)
6.5     10.5         Amendment to the Company's Incentive Stock Option Plan (7) (10)
6.6     10.6         The Company's 1994 Nonqualified Stock Option Plan and Specimen Form Plan Documents (1) (10)
6.7     10.7         Distribution Agreement between the Company and Columbia Distributing, dated April 8, 1996
                     (5)
6.8     10.8         Voting Agreement, dated November 18, 1998 (8)
6.9     10.9         Amendment No. 1 to November 18, 1998 Voting Agreement, dated December 6, 1999 (12)
6.10    10.10        Restated Cash Incentive Plan, as amended (1) (10)
6.11    10.11        The Company's Stock Offering Purchase Plan for Employees and Specimen Form Plan (1) (10)
6.12    10.12        Option to Purchase and Agreement and Option to Lease between the Company and L&L Land Co., dated December 1995 (2)
6.13    10.13        Indenture of Lease between the Company and Western Stations Co. dated May 1, 1995 (3)
6.14    10.14        Manufacturing Services Agreement between the Company and The Stroh Brewery Company dated
                     January 31, 1996 (4)
6.15    10.15        Loan Agreement, dated February 2, 2000 (6)
6.16    10.16        Lease Agreement between the Company and L&L Land Company, dated May 18, 1999 (certain schedules to the Lease Agreement have been omitted) (9)
6.17    10.17        Sublease Agreement between the Company and Power Transmission Products, Inc., dated May 1,
                     1999 (9)
6.18    10.18        Business Loan Agreement, dated February 1, 2001 (10)
6.19    10.19        Consulting Agreement between the Company and R. Scott MacTarnahan, dated November 1, 1999
                     (11) (12)
6.20    10.20        Lease Agreement between the Company and MacTarnahan Limited Partnership, dated November 1,
                     1999 (12)
6.21    10.21        June 12, 2000 Amendment to License Agreement between the Company and Harmer Mill & Logging
                     Supply, Inc., dated July 1, 1994 (13)
6.22    10.22        July 1, 2000 Amendment to License Agreement between the Company, RM MacTarnahan and Harmer
                     Mill & Logging Supply, Inc., dated July 1, 1994 (14)


6.24    10.24        Purchase and Sale Agreement and Receipt for Earnest Money dated August 12, 2001 (15)
6.25    10.25        Business Loan Agreement dated September 14, 2001 (16)
6.26    10.26        Purchase and Sale Agreement dated October 12, 2001 (17)
6.27    10.27        Modification to Deed of Trust and Loan Documents dated September 19, 2001 (18)
6.28    10.28        Promissory Note and Security Agreement dated November 1, 2001 (19)
6.29    10.29        Business Loan Agreement dated October 21, 2001(20)
6.30    10.30        Voting Agreement, dated July, 27, 2001 (21)
6.31    10.31        First Amendment to Loan Arrangement dated June 1, 2002 (23)
6.32    10.32        July 1, 2002 Amendment to License Agreement between the Company and Harmer Mill & Logging
                     Supply, Inc., dated July 1, 1994 (24)
6.33    10.33        Second Amendment to Loan Arrangement dated October 1, 2002 (25)
6.34    10.34        Third Amendment to Loan Arrangement dated January 1, 2003 (25)
6.35    10.35        Letter Agreement dated March 21, 2003 (25)
6.36    10.36        Fourth Amendment to Loan Arrangement dated June 30, 2003 (26)
6.37    10.37        Business Loan Agreement dated October 28, 2003 (27)
6.38    10.38        Business Loan Agreement (Asset Based) dated September 1, 2003*
6.39    10.39        First Amendment to Business Loan Agreement (Asset Based) dated December 26, 2003*
6.40    10.40        Second Amendment to Business Loan Agreement (Asset Based) dated March 8, 2004*
6.41    10.41        Fourth Amendment to License Agreement dated January 26, 2004*
6.42    10.42        Asset Purchase Agreement between the Company and Pyramid breweries Inc. dated January 26,
                     2004 (29)
6.43    10.43        Letter Agreement between the Company and MacTarnahan Limited Partnership and other parties dated January 24, 2004*
6.44    10.44        Letter Agreement between the Company and MacTarnahan Limited Partnership and other parties dated March 25, 2004*
6.45    10.45        Fifth Amendment to Loan Arrangement dated January 1, 2004*
6.46    10.46        Deferred Redemption Agreement between the Company, Karban Development Corporation and
                     MacTarnahan Portland Brewing Company Voting Trust dated February 25, 2004*
6.47    10.47        Letter Agreement between the Company and MacTarnahan Limited Partnership dated March 25,
                     2004*

--      21.0         Subsidiaries of the Registrant (22)
10.0    23.0         Consent of Moss Adams LLP*
        31.1         Rule 13a-14(a)/15d-14(a) Certification of Frederick L. Bowman *
        31.2         Rule 13a-14(a)/15d-14(a) Certification of Jerome Chicvara*
        32.1         Section 1350 Certification of Frederick L. Bowman*
        32.2         Section 1350 Certification of Jerome Chicvara*

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

(12) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1999 as filed with the Commission on March 28, 2000.
(13) Incorporated by reference to the Company's Form 10-QSB for the quarter ended June 30, 2000 as filed with the Commission on August 10, 2000.
(14) Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 2000 as filed with the Commission on November 14, 2000.
(15) Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 2001 as filed with the Commission on November 14, 2001.
(16) Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 2001 as filed with the Commission on November 14, 2001.
(17) Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 2001 as filed with the Commission on November 14, 2001.
(18) Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 2001 as filed with the Commission on November 14, 2001.
(19) Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 2001 as filed with the Commission on November 14, 2001.
(20) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 2001 as filed with the Commission on March 29, 2002.
(21) Incorporated by reference to Schedule 13D Amendment No. 2 filed by the MacTarnahan Portland Brewing Company Voting Trust and the Adams Parties as filed with the Commission on July 30, 2001.
(22) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 2000 as filed with the Commission on April 2, 2001.
(23) Incorporated by reference to the Company's Form 10-QSB for the quarter ended June 30, 2002 as filed with the Commission on August 15, 2002.
(24) Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 2002 as filed with the Commission on November 15, 2002.
(25) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 2002 as filed with the Commission on March 29, 2003.
(26) Incorporated by reference to the Company's Form 10-QSB for the quarter ended June 30, 2003 as filed with the Commission on August 14, 2003.
(27) Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 2003 as filed with the Commission on November 20, 2003.
(28) Incorporated by reference to Schedule 13D filed by the MacTarnahan Portland Brewing Company Voting Trust as filed with the Commission on June 8, 2001.
(29) Incorporated by reference to Pyramid Breweries Inc.'s Form 8-K as filed with the Commission on January 28, 2004.




       *    Filed herewith.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2004.


                           PORTLAND BREWING COMPANY


                           By: /s/ FREDERICK L. BOWMAN
                              -------------------------
                              Frederick L. Bowman
                              President and Principal
                              Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the 30th day of March, 2004.

     Signature                              Title
     ---------                              -----

     /s/ PETER F. ADAMS                         Director
     -----------------------
     Peter F. Adams

     /s/ FREDERICK L. BOWMAN                    Director
     -----------------------
     Frederick L. Bowman

     /s/ JAMES W. LINFORD                       Director
     --------------------
     James W. Linford

     /s/ ROBERT M. MACTARNAHAN                  Director
     -----------------------
     Robert M. MacTarnahan

     /s/ R. SCOTT MACTARNAHAN                   Director
     -----------------------
     R. Scott MacTarnahan

     /s/ KEITH D. MARTIN                        Director
     -------------------
     Keith D. Martin

     /s/ THOMAS C. MOIR                         Director
     ------------------
     Thomas C. Moir

     /s/ SCOTT M. NELSON                        Director
     -------------------
     Scott M. Nelson

     /s/ WILLIAM J. PRENGER                     Director
     ----------------------
     William J. Prenger

                            PORTLAND BREWING COMPANY
                                 AND SUBSIDIARY
                                   ----------

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS
                                   ----------

                           DECEMBER 31, 2003 AND 2002






































--------------------------------------------------------------------------------

CONTENTS
--------------------------------------------------------------------------------


                                                                        PAGE
                                                                        ----



INDEPENDENT AUDITOR'S REPORT                                             F-3

FINANCIAL STATEMENTS

      Consolidated balance sheets                                        F-4
      Consolidated statements of operations                              F-5
      Consolidated statements of stockholders' equity                    F-6
      Consolidated statements of cash flows                              F-7
      Notes to consolidated financial statements                      F-8 - F19

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Portland Brewing Company:



We have audited the accompanying consolidated balance sheets of Portland Brewing Company and Subsidiary (an Oregon Corporation) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Portland Brewing Company and Subsidiary as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




/s/ MOSS ADAMS LLP
------------------

Portland, Oregon
March 5, 2004






















See accompanying notes.                                                      F-3
--------------------------------------------------------------------------------

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                 December 31,
                                                        -----------------------------
                                                            2003             2002
                                                        ------------     ------------
CURRENT ASSETS
  Cash and cash equivalents                             $    55,401      $    34,622
  Accounts receivable, net of allowance for doubtful
    accounts                                                694,192          922,166
  Inventories                                             1,019,763        1,024,663
  Assets held for sale                                            -           51,682
  Other current assets                                      198,128          232,803
                                                        ------------     ------------
        Total current assets                              1,967,484        2,265,936
                                                        ------------     ------------
PROPERTY AND EQUIPMENT, NET                               4,375,407        6,421,810
OTHER ASSETS, NET                                           280,891          450,766
                                                        ------------     ------------

                                                        $ 6,623,782      $ 9,138,512
                                                        ============     ============
CURRENT LIABILITIES
                                                                       $
  Line of credit                                            643,324          962,359
  Current portion of long-term debt                          20,414           77,816
  Current portion of long-term debt expected to be
  refinanced                                                      -          922,092
  Accounts payable                                          989,130        1,153,373
  Customer (keg) deposits held                              124,522          117,549
  Accrued payroll and related expenses                       95,318           99,297
  Other accrued liabilities                                 115,434          144,404
                                                        ------------     ------------

        Total current liabilities                         1,988,142        3,476,890
                                                        ------------     ------------

LONG-TERM DEBT, LESS CURRENT PORTION                      1,452,896           45,911
                                                        ------------     ------------

STOCKHOLDER TERM LOAN , LESS CURRENT PORTION              1,700,000        1,700,000
                                                        ------------     ------------
OTHER LONG-TERM LIABILITIES
                                                                  -           36,949
                                                        ------------     ------------
  Series A Redeemable Convertible Preferred Stock, $52
   value, 10,000 shares authorized, 5,770 shares issued
   and outstanding, liquidation preference of $300,040      300,040          300,040
                                                        ------------     ------------

STOCKHOLDERS' EQUITY
  Common stock, no par value; 25,000,000 authorized
   shares issued and outstanding:  9,855,822 (2003 and
   2002)                                                  9,501,620        9,501,620

  Accumulated deficit                                    (8,318,916)      (5,922,898)
                                                        ------------     ------------

        Total stockholders' equity                        1,182,704        3,578,722
                                                        ------------     ------------

        Total liabilities and stockholders' equity      $ 6,623,782      $ 9,138,512
                                                        ============     ============

See accompanying notes.                                                      F-4
--------------------------------------------------------------------------------

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------



                                             For the year ended December 31,
                                        ------------------------------------
                                               2003                  2002
                                        -------------          -------------

Sales                                    $10,668,341            $11,713,863
Less excise tax                              401,485                368,506
                                        -------------          -------------


              Net sales                   10,266,856             11,345,357


Cost of sales                              7,539,003              8,238,014
                                        -------------          -------------


Gross profit                               2,727,853              3,107,343


General and administrative expenses        1,323,197              1,402,378

Sales and marketing expenses               2,168,172              2,168,341

Impairment charge                          1,370,000                 40,000
                                        -------------          -------------


Loss from operations                      (2,133,516)              (503,376)


Interest expense, net                       (234,984)              (247,064)

Other income                                  46,553                 21,571

Other expense                                (74,071)               (34,611)
                                        -------------          -------------

                                            (262,502)              (260,104)
                                        -------------          -------------

Net loss                                $ (2,396,018)          $   (763,480)
                                        =============          =============

Basic and diluted net loss per share          ($0.24)                ($0.08)
                                        =============          =============

Shares used in per share calculation       9,855,822              9,855,822
                                        =============          =============



See accompanying notes.                                                      F-5
--------------------------------------------------------------------------------

                                        PORTLAND BREWING COMPANY AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                  COMMON STOCK
                            --------------------------
                                                           ACCUMULATED
                              SHARES         AMOUNT           DEFICIT              TOTAL
                            -----------  -------------    --------------      ------------
BALANCE, DECEMBER 31, 2001   9,855,822   $  9,506,090     $  (5,159,418)      $ 4,346,672

OFFERING COSTS RELATED
   TO STOCK SALE                     -         (4,470)                -            (4,470)


NET LOSS                             -              -          (763,480)         (763,480)
                            -----------  -------------    --------------      ------------

BALANCE, DECEMBER 31, 2002   9,855,822   $  9,501,620     $  (5,922,898)       $3,578,722


NET LOSS                             -              -        (2,396,018)       (2,396,018)
                            -----------  -------------    --------------      ------------

BALANCE, DECEMBER 30, 2003   9,855,822   $ (8,318,916)    $  (8,318,916)      $ 1,182,704
                            ===========  =============    ==============      ============




























See accompanying notes.                                                      F-6
--------------------------------------------------------------------------------

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                                 For the year ended December 31,
                                                   ---------------------------
                                                        2003           2002
                                                   ------------   ------------
Cash flows relating to operating activities:
     Net loss                                      $(2,396,018)   $  (763,480)
     Adjustments to reconcile net loss to net cash
       from operating activities:
         Depreciation                                  724,522        840,362
         Amortization                                  262,037        291,444
         Allowance for doubtful accounts               (28,000)       (30,162)
         Gain on sale of assets                        (30,153)        (5,471)
         Impairment charge                           1,370,000         40,000
         Interest capitalized into long-term debt           -          50,053
     (Increase) decrease in cash due to changes in
       assets and liabilities
         Accounts receivable                           255,974       (222,433)
         Inventories                                     4,900        (58,384)
         Other current assets                          (53,074)       (66,351)
         Other assets                                   (4,413)        (2,869)
         Accounts payable                             (164,243)       210,534
         Customer deposits held                        (32,949)           859
         Accrued payroll and other
             accrued liabilities                         6,973       (241,393)
         Other long term liabilities                   (36,949)       (48,687)
                                                    -----------    -----------

         Net cash from operating activities           (121,393)        (5,978)
                                                    -----------    -----------
Cash flows relating to investing activities:
     Purchase of property and equipment                (48,495)      (193,921)
     Proceeds from sale of property and equipment       82,211          7,388
                                                    -----------    -----------
         Net cash from investing activities             33,716       (186,533)
                                                    -----------    -----------
Cash flows relating to financing activities:
     Net borrowings (payments) on the line of credit  (319,035)       345,059
     Borrowings of long-term debt                    1,473,310             -
     Principal payments on long-term debt           (1,045,819)      (133,197)
     Repayment of stockholders' loans                       -         (75,000)
     Proceeds from long-term stockholders' loans            -          70,000
     Costs related to issuance of common stock              -          (4,470)
                                                    -----------    -----------
         Net cash from financing activities            108,456        202,392
                                                    -----------    -----------

Net increase in cash                                    20,779          9,881
                                                    -----------    -----------
Cash, beginning of period                               34,622         24,741
                                                    -----------    -----------
Cash, end of period                                 $   55,401     $   34,622
                                                    ===========    ===========
Non-cash disclosure
     Interest capitalized into long-term debt       $       -      $   50,053
                                                    ===========    ===========
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest       $  234,984     $  247,064
                                                    ===========    ===========

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

         Portland Brewing Company ("the Company") was incorporated in Oregon in November 1983. The Company opened its first brewery in January 1986 at 1339 NW Flanders Street in Portland, Oregon. Operations continued until November 1998, when the Company sold the Flanders Street facility. The Company continues to operate a brewery at 2730 NW 31st Avenue in Portland, Oregon, which has a capacity of approximately 135,000 barrels of ale per year, and includes a restaurant, The TapRoom. The Company also operates a hand truck manufacturing company, "Harco Products, Inc." in Beaverton, Oregon, which was purchased in October 1999.


NOTE 2   -    SUBSEQUENT EVENT

         On January 26, 2004 and subject to shareholder approval, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") with Pyramid Breweries Inc. and PBC Acquisition, LLC (collectively, "Pyramid") to sell substantially all of the brewery and restaurant assets of the Company for approximately $4.2 million. As part of this transaction, the Company will sell the real property to the MacTarnahan Limited Partnership ("MacTarnahan") (principal shareholders through ownership) for $1.76 million, which includes the assumption of the Sterling Savings Bank long-term debt (approximately $1.5 million) which is secured by the real property. Any remaining amount due the Company on the real property sale will be offset against the amounts currently owed to MacTarnahan.

         Payment of the sales price in the Asset Purchase Agreement will consist of a combination of cash, assumption of the Company's liabilities and at Pyramid's option, Pyramid common stock. At the conclusion of these transactions, the remaining assets of the Company will be the assets associated with the Harco subsidiary, all scotch inventory on hand, any Pyramid common stock received in the asset sale, and the right to receive certain earn-out payments pursuant to the Asset Purchase Agreement. As of December 31, 2003, the book value of the Harco assets and the scotch inventory totaled $296,000 and the related liabilities totaled $101,000.

         In anticipation of these transactions, the Company has recognized an impairment charge in accordance with Statement of Financial Accounting Standard No. 144 of $1.37 million for the year ended December 31, 2003.

         Immediately following the sale, and subject to shareholder approval, the Company will proceed with a reverse stock split of 600,000 to 1. The terms of the reverse split will require the Company to repurchase all fractional shares resulting from the reverse split for $.10 per share. Management estimates this payment will be approximately $256,000. The reverse split and resulting stock repurchase will reduce the number of shareholders below 300 at which time the Company anticipates filing the appropriate paperwork with the SEC to become a private company.

         In connection with the contemplated asset sale and reverse split transactions, MacTarnahan Limited Partnership and other MacTarnahan family entities executed a commitment letter dated January 24, 2004 to lend the Company amounts up to $650,000 to cover fees and expenses incurred in connection with the Asset Purchase Agreement and the reverse split transaction, working capital requirements, and post-transaction losses. By letter dated March 25, 2004, the date by which definitive loan documents are to be executed was extended to July 31, 2004. The Company expects to repay the loans with earn out payments and holdback amounts that it may receive after the closing of the asset sale. The loans will be secured by the Company's assets that are not transferred to Pyramid in the asset sale, any Pyramid stock received as consideration on the asset sale transaction and earn out and holdback rights.

                                                                             F-8
--------------------------------------------------------------------------------

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------

NOTE 3   -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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







































                                                                             F-9
--------------------------------------------------------------------------------

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------


NOTE 3   -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INVENTORIES - Inventories are stated at the lower of average cost, which approximates the first-in, first-out method, or market. Raw materials include amounts related to the Company's hand truck business. Inventories were recorded at cost as of December 31, 2003 and 2002 and consist of the following:

                                                           December 31,
                                                  ----------------------------
                                                      2003            2002
                                                  ------------    ------------

                    Raw materials                 $    450,633    $    510,193
                    Work-in-process                    185,724         210,455
                    Finished goods                     344,635         252,867
                    Merchandise                         38,771          51,148
                                                  ------------    ------------
                                                  $  1,019,763    $  1,024,663
                                                  ============    ============


         PROPERTY AND EQUIPMENT - Pursuant to the provisions of Financial Accounting Standard (SFAS) 144, Accounting for the Impairment of Disposal of Long-Lived Assets, management has conducted an analysis property and equipment to determine whether the carrying amount of the assets was impaired at December 31, 2003. In light of the proposed sale of these assets described in Note 3, management has determined that an impairment had occurred as of December 31, 2003. Based upon the fair value of the transaction, a non-cash impairment loss of $1,370,000 has been recognized in the statement of operations for the year ended December 31, 2003 and property and equipment are stated at estimated net realizable value at December 31, 2003. Net realizable value was estimated using the expected asset sale price described in Note 3. Property and equipment at December 31, 2002 are stated at cost. Interest costs related to the construction of certain long-term assets are capitalized and amortized over the estimated useful lives of the related assets.

         Property and equipment, after impairment, consists of the following:

                                                              December 31,
                                                      -------------------------
                                                          2003          2002
                                                      -----------   -----------

         Land and buildings                           $ 1,568,000   $ 1,568,000
         Plant and equipment                            6,981,025     8,321,576
         Leasehold improvements                         1,626,220     1,621,315
         Office and laboratory equipment and vehicles     794,875       793,632
         Kegs                                             559,023       610,651
         Construction in progress                           8,170        92,596
                                                      -----------   -----------

                                                       11,537,313    13,007,770
         Less accumulated depreciation                 (7,161,906)   (6,585,960)
                                                      -----------   -----------

                                                      $ 4,375,407   $ 6,421,810
                                                      ===========   ===========

                                                                            F-10
--------------------------------------------------------------------------------

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------

NOTE 3   -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Property and equipment is depreciated using the straight-line method over estimated useful lives as follows:
                                                                  YEARS
                                                                  -----
                  Building                                          39
                  Plant and equipment                             10-20
                  Office and laboratory equipment
                     and vehicles                                  5-10
                  Leasehold improvements                           5-15
                  Kegs                                              5

         INTANGIBLE ASSETS - Intangible assets consist of package design costs, plates and dies, goodwill and brand names acquired from acquisitions. Package design costs and plates and dies are amortized on a straight-line basis over twelve months. Brand names are amortized on a straight-line basis over five years. The Company believes these useful lives are appropriate based upon such factors as product life, profitability and the general industry outlook. Packaging costs and plates and dies are included in current assets. Goodwill and brand name assets are included in other assets on the accompanying balance sheets. Amortization expense related to intangible assets was $262,037 and $291,444 for the years ended December 31, 2003 and 2002, respectively.

         In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. As required under SFAS No. 142, the Company evaluates the goodwill for any impairment on an ongoing basis. The Company did not recognize any goodwill impairment during the year ended December 31, 2003 or 2002.

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

         LOSS PER COMMON SHARE - Loss per common share is computed using the weighted average number of common shares outstanding. Since a loss from operations exists for the years ended December 31, 2003 and 2002, a diluted earnings per share number is not presented because the inclusion of common stock equivalents in the computation would be antidilutive. Common stock equivalents associated with stock options, warrants and Series A Reedeemable Convertible Preferred Stock, which are exercisable into 801,550 and 890,497 shares of common stock at December 31, 2003 and 2002, respectively, could potentially dilute earnings per share in future years.

                                                                            F-11
--------------------------------------------------------------------------------

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------


NOTE 3   -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Had compensation cost for the Company's options been determined based on the methodology prescribed under SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                                              AS REPORTED       PROFORMA
                                             ------------    -------------
                  2003
                  Net loss                   $(2,396,018)     $(2,396,018)
                  Net loss per share         $     (0.24)          $(0.24)

                  2002
                  Net loss                   $  (763,480)       $(763,480)
                  Net loss per share         $     (0.08)          4(0.08)

         The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                       2003           2002
                                                    ---------      ---------

                    Dividends                          N/A           N/A
                    Expected volatility                N/A           N/A
                    Risk free interest rate            N/A           N/A
                    Expected life                      N/A           N/A

         ADVERTISING COSTS - Advertising costs are expensed as incurred. Total advertising expense was $228,664 and $297,069 in 2003 and 2002, respectively.

         FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK - All current assets and liabilities are carried at cost, which approximates fair value because of the short-term nature of these instruments. The recorded amounts of the Company's long-term debt also approximate fair value, as estimated using discounted cash flow analysis.

         Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of trade accounts receivable. Assets for which the Company had credit risk totaled $743,471 and $943,443 at December 31, 2003 and 2002, respectively.
         Management routinely assesses collectibility of receivables. This assessment provides the basis for the allowance for doubtful accounts of $49,279 and $21,279 at December 31, 2003 and 2002, respectively.

         Two distributors accounted for 35% and 18% of total trade accounts receivable as of December 31, 2003 and 24% and 18% of total trade accounts receivable as of December 31, 2002. For the year ended December 31, 2003 and 2002, 45% and 44%, respectively, of net sales were through two distributors.

                                                                            F-12
--------------------------------------------------------------------------------

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------

NOTE 3   -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENT ACCOUNTING PRONOUNCEMENTS - In December 2003, the SEC published Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"). SAB 104 was effective upon issuance and supercedes SAB No. 101, Revenue Recognition in Financial Statements ("SAB 101") and rescinds the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded by Emerging Issues Task Force ("EITF") Issue No. 00-21 ("EITF 00-21"), Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 have remained largely unchanged. The adoption of SAB 104 did not have an effect on the Company's financial statements.

          In May 2003, the Emerging Issues Task Force issued EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities; specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF 00-21 does not change otherwise applicable revenue recognition criteria. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on the Company's financial statements.

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


NOTE 4   -    LINE OF CREDIT

         Effective September 1, 2003, the Company entered into a $1,200,000 revolving line of credit ("Revolving Line") with Washington Mutual Bank which is scheduled to mature on April 15, 2004. At December 31, 2003 and 2002, $643,324 and $962,359 were outstanding, respectively. The Revolving Line is secured by a first lien on the Company's accounts receivable and inventory and is guaranteed by certain shareholders. Interest is payable monthly at a floating per annum rate of 1% above the prime rate published in the Wall Street Journal (Western Edition) (5.00% at December 31, 2003). The Revolving Line contains certain covenants including restrictions on additional indebtedness and payment of dividends without the permission of the lender. At December 31, 2003, the Company was in violation of a financial covenant of the Revolving Line because it failed to maintain the required ratio of Total Liabilities to Tangible Net Worth. By letter dated March 17, 2004, Washington Mutual Bank has waived its right to exercise its remedies with respect to this noncompliance through April 15, 2004, the current maturity date of the Revolving Line.

                                                                            F-13
--------------------------------------------------------------------------------

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------


NOTE 5  -     LONG-TERM DEBT
                                                            December 31,
                                                    ---------------------------
                                                        2003           2002
                                                    ------------   ------------
      Note payable to MacTarnahan, due in monthly
        principal payments of $15,000 beginning
        January 2005, additional annual payments
        of $35,000 are due in April and June 2005
        and each year thereafter; interest payable
        monthly at prime (4.00% at December 31,
        2003) plus 1.25%; collateralized by
        receivables, inventory, equipment and
        general intangibles; all unpaid interest
        and principal due November 2007.            $ 1,700,000    $ 1,700,000

      Real estate term loan payable to Sterling
        Savings Bank; due in monthly principal and
        interest payments of $10,248; interest is
        based on a ten-year term loan with a
        25-year amortization at a five-year fixed
        rate index plus 300 basis points.
        Composite rate at December 31, 2003 was
        6.69%.                                        1,473,310              -

      Note payable to Capital Crossings Bank; due
        in monthly installments $10,804 including
        interest; and a balloon payment of
        $925,319 in November 2003, at which time
        the Company refinanced.                               -        922,092

      Note payable to Washington Mutual Bank; due
        in 36 monthly installment payments of of
        $5,735, including interest. Note was paid
        in full on October 30, 2003 as part of
        real property refinance.                              -        109,485

      Accounts payable to certain vendors as a
        result of converting amounts due to a
        five-year payment plan paid monthly
        beginning September 1998, including
        interest at 6.00% Amounts paid in full in
        2003.                                                 -         11,928

      Lease payable to a certain vendor; due in
        monthly installments of $770.00 each,
        Including interest at 6.31%;
        collateralized by specific equipment; due
        through March 2003.                                   -          2,314
                                                    ------------   ------------

                                                      3,173,310      2,745,819
      Less current portion                              (20,414)      (999,908)
                                                    ------------   ------------

                                                    $ 3,152,896    $ 1,745,911
                                                    ============   ============

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

         Effective November 1, 2003 the Company entered into a real estate term loan in the amount of $1,473,311 with Sterling Savings Bank ("Real Estate Term Loan"). The Real Estate Term Loan is secured by a first deed of trust on the brewery property located at 2730 NW 31st Ave and a security interest in the Company's furniture, fixtures and equipment. The Real Estate Term Loan is guaranteed by certain Shareholders. The Real Estate Term Loan replaces term debt held by Washington Mutual Bank and Capital Crossings Bank, which had balances of $56,712 and $881,988, respectively as of October 30, 2003. These amounts were repaid upon funding of the Real Estate Term Loan.

         At December 31, 2003, the Company did not meet the Minimum Income and cash flow covenant of the Real Estate Term Loan. By letter dated March 9, 2004, Sterling Saving Bank waived this financial covenant through the end of fiscal year 2004, and agreed not to accelerate the loan because of the noncompliance during this period. As such, the debt has been classified as long-term based on the original terms of the debt.

         Principal payment requirements on long-term debt, and capital lease obligations are as follows for the years ending December 31:

                                    2004              $  20,414

                                    2005                275,203

                                    2006                276,966

                                    2007              1,228,853

                                    2008                 30,605

                              Thereafter              1,341,269
                                                    -----------

                                                    $ 3,173,310
                                                    ===========



NOTE 6   -    INCOME TAXES

         The Company has generated net operating losses to date and is therefore in a net deferred tax asset position. Accordingly, no provision for or benefit from income taxes has been recorded in the accompanying statements of operations for 2003 or 2002. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's net deferred tax assets will be realized. The Company has a pretax net operating loss carryforward of approximately $7.5 million expiring through the year 2020, which is available to offset future taxable income.

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

         The components of the net deferred tax assets and liabilities as of
         December 31, 2003 and 2002 are as follows:
                                                                       December 31,
                                                             -------------------------------
                                                                 2003               2002
                                                             ------------       ------------
            Deferred tax assets, current
                   Basis difference in inventory             $    24,549        $    33,985
                   Other                                          53,255             50,309
                                                             ------------       ------------
                   Total current deferred tax assets              77,804             84,294
                                                             ------------       ------------
            Deferred tax assets, long-term
                   Intangible assets                             163,505            121,921
                   Net operating loss carryforwards            2,963,640          2,692,810
                   Tax credits                                   102,701            102,701
                                                             ------------       ------------

                   Total long-term deferred tax assets         3,229,846          2,917,432

            Deferred tax liabilities, long-term
                   Basis difference in property, plant and
                     Equipment                                   (73,661)           (748,048)
                                                             ------------       ------------

                   Net long-term deferred tax assets           3,156,185          2,169,384
                                                             ------------       ------------

            Net deferred tax assets                            3,233,989          2,253,678

            Less valuation allowance                          (3,233,989)        (2,253,678)
                                                             ------------       ------------
                                                             $         -        $         -
                                                             ============       ============

         The difference between the actual income tax provision (benefit) and the tax provision (benefit) computed by applying the statutory federal tax rate to income (loss) before taxes is attributable to the following:
                                                     Year ended December 31,
                                              ---------------------------------
                                                    2003             2002
                                              ---------------   ---------------
         Federal statutory income tax benefit $(879,246) -34%   $(259,583) -34%
         State statutory income tax benefit    (103,441)  -4%     (30,539)  -4%

         Reversals at rates different than
           originally booked                      2,376    0%      22,438    3%
         Change in valuation allowance for
           deferred tax assets                 980,311   -38%     267,684   35%
                                              --------           --------
                                              $     -            $     -
                                              ========           ========
                                                                            F-16
--------------------------------------------------------------------------------

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

         LICENSE AGREEMENT - The Company has a license agreement with one of its board members to utilize his name and likeness. For 2001, the amount of royalty owed was $1 per barrel of MacTarnahan's Ale sold. This licensing agreement was amended effective January 1, 2002, to include a $1 royalty on MacTarnahan's Black Watch Cream Porter and MacTarnahan's Highland Pale Ale and amended again as of July 1, 2002 to include MacTarnahan's IPA and Mac Frost. Royalties paid under the license agreement for 2003 and 2002 were $22,903 and $23,578, respectively, based on the sale of 22,903 and 23,578 barrels, respectively, of products bearing the MacTarnahan name during the same periods. Effective January 1, 2002, Harmer assigned its rights under the License Agreement, including the right to receive royalties, to Black Lake Investments, LLC, a company controlled by Robert M. MacTarnahan and R. Scott MacTarnahan. On January 26, 2004, the Company executed a Fourth Amendment to Trademark License Agreement with Robert M. MacTarnahan and Black Lake Investments, LLC under which the products covered, royalty structure, and term of the agreement were amended.

         OUTSOURCING OF ACCOUNTING - The Company outsources the accounting function to Greenstead = Accounting Resource ("Greenstead"). Greenstead is owned by affiliates of Peter F. Adams, a director of the Company. The Company incurred $255,010 and $250,588 for accounting services performed by Greenstead during the year ended December 31, 2003 and 2002, respectively.


NOTE 8   -     PREFERRED STOCK

         On March 1, 1999, two shareholders of the Company each purchased 2,885 shares of the Company's Series A Convertible Redeemable Preferred Stock ("Series A") for $52 per share, resulting in aggregate proceeds to the Company of $300,040.

         Each share of Series A is convertible on February 25, 2004, into fully paid and non-assessable shares of Common Stock at a rate of 100 shares of Common Stock for each share of Series A. The conversion ratio, which is currently 100 to 1, is subject to adjustment in the event of stock splits or stock dividends. Under the original terms, the Company was required to redeem the Series A shares on February 25, 2004, at $52 per share plus any declared but unpaid dividends, in cash or in 24 equal monthly payments bearing interest at 12% per annum. Pursuant to a Deferred Redemption Agreement dated February 25, 2004, the holders of Series A Preferred stock have agreed to defer the mandatory redemption date of the Series A Preferred shares and to accept a portion of the consideration paid to the Company by Pyramid in the asset sale in redemption for the Series A Preferred stock. Each shareholder of Series A is entitled to the number of votes equal to the number of shares of Common Stock into which the Series A shares can be converted and the Series A shares are entitled to vote as a separate class. Each shareholder of Series A is entitled to receive cumulative dividends at the rate of 8% per annum, when and if declared by the Board of Directors, prior to payment of dividends on Common Stock. As of the date of this filing, the Company's Board of Directors has neither declared nor intends to declare dividend payments. In the event of any liquidation or dissolution of the Company, either voluntary or involuntary, each shareholder of Series A shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds to the holders of Common Stock, an amount equal to $52.00 per share for each share of Series A and, in addition, an amount equal to all declared but unpaid dividends on Series A.
                                                                            F-17
--------------------------------------------------------------------------------

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

         Activity under the ISOP is summarized as follows:

                                                   SHARES          EXERCISE
                                                 SUBJECT TO          PRICE
                                                   OPTIONS         PER SHARE
                                                    -------      -------------

                Balances, December 31, 2001
                                                    228,550      $0.54 - $0.59

                Options cancelled
                                                    -------      -------------
                                                    (16,250)         $0.54
                                                    -------      -------------

                Balances, December 31, 2002
                                                    212,300      $0.54 - $0.59

                Options cancelled                    (1,250)         $0.54
                                                    -------      -------------
                Balances, December 31, 2003
                                                    211,050      $0.54 - $0.59
                                                    =======      =============



         NONQUALIFIED STOCK OPTION PLAN - In August 1994, the Board of Directors approved a Nonqualified Stock Option Plan ("NQSOP"). The NQSOP provides for the issuance of 45,000 stock options to employees, nonemployee members of the Board of Directors, consultants and other independent contractors who provide valuable service to the Company, at a minimum of 85 percent of fair market value and have a term of 10 years. Options to purchase 13,500 shares at $5.33 each were outstanding and exercisable at December 31, 2003 and 2002. There were no shares cancelled during the year ended December 31, 2003.

         The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date as of December 31, 2003:

                              OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
         ------------------------------------------------------------       --------------------------
                               WEIGHTED
                               NUMBER          AVERAGE       WEIGHTED           NUMBER       WEIGHTED
                           OUTSTANDING AT     REMAINING      AVERAGE        EXERCISABLE AT    AVERAGE
                            DECEMBER 31,     CONTRACTUAL     EXERCISE        DECEMBER 31,    EXERCISE
         EXERCISE PRICE         2003         LIFE (YEARS)     PRICE              2003          PRICE
         --------------    --------------    ------------    --------       --------------   ---------
         $0.54 - $0.59          211,050            6.0          $ 0.56            211,050        $ 0.56
              5.33               13,500             .7            5.33             13,500          5.33
                         -------------------                               -----------------

             Totals             224,550                                           224,550
                         ===================                               =================

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

         CASH INCENTIVE PLAN - The Company may award its officers and employees, under its Restated Cash Incentive Plan (the "Plan"), bonuses in an amount up to 10% of net operating profits before taxes. Awards under the Plan will be allocated among the officers and employees in accordance with the provisions of the Plan at the discretion of the Board of Directors. No amounts were awarded in 2003 or 2002 under the Plan.

         401(K) PLAN - The Company has a 401(k) deferred compensation plan ("401(k) Plan"). The 401(k) Plan covers all employees over 21 years of age that have worked for the Company for over one year. The 401(k) Plan allows for entrance on a quarterly basis.

         The maximum contribution by each employee is 100% of his or her pay, up to $11,000. The Company may make discretionary contributions. Full vesting of any employer contributions occurs after five years of service. During 2003 and 2002, the Company made no discretionary contributions to the 401(k) Plan.

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

                                                                    YEAR ENDED DECEMBER 31,
                                                                ------------------------------
                                                                    2003              2002
                                                                -----------        -----------
           Net sales:
               Brewery                                            8,074,267          9,155,162
               Restaurant                                         2,269,743          2,236,692
           Less intersegment sales                                 (363,380)          (324,121)
                                                                -----------        -----------
                 Subtotal                                         9,980,630          11,067,733
               Harco Products                                       286,227            277,624
                                                                -----------        -----------
                 Total net sales                                 10,266,856         11,345,357
                                                                -----------        -----------
           Gross Profit:
               Brewery                                            2,179,689          2,518,708
               Restaurant                                           626,794            659,641
           Less intersegment gross profit                          (152,426)          (145,905)
                                                                -----------        -----------
                 Subtotal                                         2,654,057          3,032,444
               Harco Products                                        73,796             74,899
                                                                -----------        -----------
                 Total gross profit                             $ 2,727,853        $ 3,107,343
                                                                ==============================
           Depreciation and amortization expense:
               Brewery                                              704,756            726,103
               Restaurant                                            78,892             77,536
               Harco products                                        13,772             25,336
               Unallocated corporate amounts                        213,564            302,831
                                                                -----------        -----------
                 Total depreciation and amortization expense    $ 1,010,983        $ 1,131,806
                                                                ===========        ===========

                                                                            F-19
--------------------------------------------------------------------------------

                                         PORTLAND BREWING COMPANY AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------


NOTE 10  -    SEGMENT INFORMATION (CONTINUED)

           Capital expenditures:
               Brewery                              $    38,777    $   162,953
               Restaurant                                 9,718         22,059
               Unallocated corporate amounts                  -          8,909
                                                    -----------    -----------

                   Total capital expenditures       $    48,495    $   193,921
                                                    ===========    ===========

           Total assets:
               Brewery                              $ 5,757,507    $ 8,225,945
               Restaurant                               399,158        467,107
               Harco products                           222,371        295,784
               Unallocated corporate amounts            244,746        149,676
                                                    -----------    -----------
                   Total assets                     $ 6,623,782    $ 9,138,512
                                                    ===========    ===========

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

         The Company had a minimum earn-out agreement requiring annual payments over a three-year period totaling $200,000 for the rights to the Saxer and Nor'wester brands. The earn-out payment is secured by the Saxer and Nor'wester brands. Additional royalties would be paid if certain pre-established levels of barrel sales were exceeded. The Company must pay $12 per barrel on all barrel sales exceeding 10,000 barrels for the twelve month period ended January 31, 2001, $7.50 per barrel on all barrel sales exceeding 6,667 barrels for the twelve month period ended January 31, 2002 and $5.00 per barrel on all barrel sales exceeding 6,000 barrels for the twelve month period ended January 31, 2003. The Company has recorded all expected liabilities associated with this earn-out agreement.

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

         The following is a schedule of minimum future operating lease payments, including the related party leases disclosed in Note 7, for the years ending December 31:

                  2004                    $   77,040
                                          ==========

         Total rent expense incurred was $128,724 in 2003 and 2002.
                                                                            F-20
--------------------------------------------------------------------------------