Form 10QSB
period 2004-03-31
PORTLAND BREWING CO /OR/
filed 2004-05-17
CIK 943658

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 1O-QSB



         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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



The number of shares outstanding of the Registrant's Common Stock as of May 14, 2004 was 9,855,822 shares.

Transitional Small Business Disclosure Format (check one):  Yes [X]    No [ ]

                            PORTLAND BREWING COMPANY
                                   FORM 10-QSB
                                      INDEX

PART I    FINANCIAL INFORMATION                                             Page
-------------------------------                                             ----

Item 1.  Financial Statements

          Consolidated Balance Sheets- March 31, 2004 and December 31, 2003   3

          Consolidated Statements of Operations -
                  Three Months Ended March 31, 2004 and 2003                  4
          Consolidated Statements of Cash Flows - Three Months
                  Ended March 31, 2004 and 2003                               5

         Notes to Consolidated Statements                                     6

Item 2.

Management's Discussion and Analysis or Plan of Operation                     9

Item 3.

Controls and Procedures                                                       12

PART II    OTHER INFORMATION
----------------------------

         Item 6.  Exhibits and Reports on Form 8-K                            12

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      (Unaudited)
                                                                       March 31,          December 31,
                                                                         2004                 2003
                                                                   ------------------     --------------
CURRENT ASSETS
       Cash and cash equivalents                                        $     40,071          $  55,401
       Accounts receivable, net of allowance for doubtful
       accounts                                                              802,372            694,192
       Inventories                                                         1,042,989          1,019,763
       Other current assets                                                  112,357            198,128
                                                                   ------------------     --------------

             Total current assets                                          1,997,789          1,967,484
                                                                   ------------------     --------------
PROPERTY AND EQUIPMENT, NET                                                4,201,531          4,375,407
OTHER ASSETS, NET                                                            242,571            280,891
                                                                   ------------------     --------------

                                                                       $   6,441,891      $   6,623,782
                                                                   ==================     ==============

CURRENT LIABILITIES
       Line of credit                                                   $    868,210          $ 643,324
       Current portion of long-term debt                                      20,414             20,414
       Accounts payable                                                    1,138,016            989,130
       Customer (keg) deposits held                                          122,455            124,522
       Accrued payroll and related expenses                                  124,929             95,318
       Other accrued liabilities                                              61,572            115,434
                                                                   ------------------     --------------

             Total current liabilities                                     2,335,596          1,988,142
                                                                   ------------------     --------------


LONG-TERM DEBT, LESS CURRENT PORTION                                       1,449,400          1,452,896
STOCKHOLDER TERM LOAN                                                      1,700,000          1,700,000
OTHER LONG-TERM LIABILITIES                                                        -                  -

Series A  Redeemable  Convertible  Preferred  Stock,  $52 value,
       10,000  shares authorized, 5,770 shares issued and oustanding,
       liquidation preference of $300,040                                    300,040            300,040

STOCKHOLDERS' EQUITY
       Common stock, no par value; 25,000,000 authorized
        shares issued and outstanding:  9,855,822 (2004 and 2003)
                                                                          9,501,620          9,501,620

       Accumulated deficit                                               (8,844,765)        (8,318,916)
                                                                   ------------------     --------------

             Total stockholders' equity                                      656,855          1,182,704
                                                                   ------------------     --------------

             Total liabilities and stockholders' equity                $   6,441,891         $6,623,782
                                                                   ==================     ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Three months ended March 31,
                                                            --------------------------------------
                                                                   2004                 2003
                                                            --------------------    --------------

     Sales                                                           $2,512,051        $2,383,064
     Less excise tax                                                     93,054            87,016
                                                            --------------------    --------------


                 Net sales                                            2,418,997         2,296,048

     Cost of sales                                                    1,799,208         1,712,289
                                                            --------------------    --------------

     Gross profit                                                       619,789           583,759

     General and administrative expenses                                341,307           312,871
     Sales and marketing expenses                                       445,946           444,192
                                                            --------------------    --------------

     Loss from operations                                             (167,464)         (173,304)

     Interest expense, net                                             (61,998)          (58,665)
     Other income                                                             -            34,009
     Other expense                                                    (296,387)          (12,239)
                                                            --------------------    --------------

                                                                      (358,385)          (36,895)
                                                            --------------------    --------------

     Net loss                                                   $     (525,849)       $ (210,199)
                                                            ====================    ==============

     Basic and diluted net loss per share                               ($0.05)           ($0.02)
                                                            ====================    ==============

     Shares used in per share calculation                             9,855,822         9,855,822
                                                            ====================    ==============

   The accompanying notes are an integral part of these consolidated financial statements.

                     PORTLAND BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Three months ended March 31,
                                                                       ----------------------------------------
                                                                             2004                  2003
                                                                       ------------------    ------------------
Cash flows relating to operating activities:
     Net loss                                                              $   (525,849)         $   (210,199)
     Adjustments to reconcile net loss to net cash
        from operating activities:
         Depreciation                                                            177,081               196,198
         Amortization                                                             48,604                70,172
         Gain on sale of assets                                                        -              (21,899)
     (Increase) decrease in cash due to changes in assets and
     liabilities:
         Accounts receivable                                                   (108,180)                65,211
         Inventories                                                            (23,226)             (127,223)
         Other current assets                                                     77,689                53,115
         Other assets                                                            (2,201)                 4,221
         Accounts payable                                                        148,887              (50,881)
         Customer deposits held                                                 (24,251)               (5,331)
         Accrued payroll and other accrued liabilities                           (2,067)              (47,109)
         Other long term liabilities                                                   -              (13,855)
                                                                       ------------------    ------------------
         Net cash provided from operating activities                           (233,513)              (87,580)
                                                                       ------------------    ------------------

Cash flows relating to investing activities:
     Purchase of property and equipment                                          (3,207)              (13,854)
     Proceeds from sale of property and equipment                                      -                73,957
                                                                       ------------------    ------------------

         Net cash from investing activities                                      (3,207)                60,103

Cash flows relating to financing activities:
     Net borrowings (payments) on the line of credit                             224,886                41,687
     Principal payments on long-term debt                                        (3,496)              (34,173)
                                                                       ------------------    ------------------

         Net cash provided by (used in) financing activities                     221,390                 7,514
                                                                       ------------------    ------------------

Net increase (decrease) in cash                                                 (15,330)              (19,963)
                                                                       ------------------    ------------------

Cash, beginning of period                                                         55,401                34,622
                                                                       ------------------    ------------------

Cash, end of period                                                          $    40,071           $    14,659
                                                                       ==================    ==================

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                $    61,998           $    58,665
                                                                       ==================    ==================


   The accompanying notes are an integral part of these consolidated financial statements.

                            PORTLAND BREWING COMPANY
                        NOTES TO CONSOLIDATED STATEMENTS
                                   (UNAUDITED)

1.  ASSET SALE

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




2.  BASIS OF PRESENTATION

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. This quarterly report should be read in conjunction with such Annual Report.

Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2004, or any portion thereof.

3.  STOCK BASED COMPENSATION AND NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share for all periods presented is the same as basic net loss per share since all potential dilutive securities are excluded because they are antidilutive.

The dilutive effect of stock options outstanding for the purchase of 211,050 and 225,800 shares at March 31, 2004 and March 31, 2003, respectively, warrants outstanding for the purchase of 87,697 shares at March 31, 2004 and 2003, and 577,000 shares of common stock into which the outstanding Series A Redeemable Convertible Preferred Stock are convertible were not included in loss per share calculations, because to do so would have been antidilutive.

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

4.  INVENTORIES

Inventories are stated at the lower of average cost, which approximates the first-in, first-out (FIFO) method, or market and include materials, labor and manufacturing overhead. Inventories consist of the following:

                                       (Unaudited)
                                        March 31,           December 31,
                                          2004                  2003
                                    ------------------   -------------------
        Raw materials                 $     322,145        $      450,633
        Work-in-process                     175,948               185,724
        Finished goods                      510,896               344,635
        Merchandise                          34,000                38,771
                                    ------------------   -------------------

                                      $   1,042,989        $    1,019,763
                                    ==================   ===================

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

In the three months ended March 31, 2004, two distributors represented 34% and 12% respectively, of net sales. In the three months ended March 31, 2003, two distributors represented 39% percent and 14% respectively, of net sales.

                                            Three months ended March 31,
                                            2004               2003
                                     ------------------- -------------------
    Net sales:
         Brewery                           1,911,563          1,806,784
         Restaurant                          515,954            498,279
    Less intersegment sales                  (88,663)           (80,026)
                                     ------------------- -------------------

                  Subtotal                 2,338,854          2,225,037
         Harco Products                       80,143             71,011
                                     ------------------- -------------------

             Total net sales               2,418,997          2,296,048
                                     =================== ===================

    Gross Profit:
         Brewery                             491,386            478,914
         Restaurant                          139,970            135,381
    Less intersegment gross profit           (34,926)           (48,190)
                                     ------------------- -------------------

                  Subtotal                   596,430            566,105
         Harco Products                       23,359             17,654
                                     ------------------- -------------------

             Total gross profit              619,789            583,759
                                     =================== ===================

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


On January 26, 2004, Portland Brewing Company (the "Company") Pyramid Breweries Inc., and PBC Acquisition, LLC (collectively, "Pyramid") entered into an Asset Purchase Agreement pursuant to which the Company will sell its brewery and brewery-restaurant operations to Pyramid. The Company also announced that it intends to proceed with a 600,000-for-1 reverse stock split as part of a "going private" transaction. Each of these transactions requires the approval of the Company's shareholders. The Company plans to complete these transactions in the second quarter. The following discussion does not assume consummation of these events. See Note 1 of Notes to Consolidated Statements (Unaudited).

RESULTS OF OPERATIONS

FIRST QUARTER AND THREE MONTHS ENDED MARCH 31, 2004 AND 2003


NET SALES. Net sales in the first quarter of 2004 increased 5% to $2,418,997 from $2,296,048 in the first quarter of 2003.

Net sales from brewery operations increased 6% to $1,911,563 in the first quarter of 2004 from $1,806,784 in the first quarter of 2003. This was primarily a result of the sale of new products Orange Blossom Cream Ale and Honu Beer as well as an overall shift in sales as the Company replaced lost contract brewing business with higher margin products. Shipments increased 3% to 11,482 barrels in the first quarter of 2004 from 11,196 barrels in the first quarter of 2003.

Net sales from restaurant operations increased 4% to $515,954 in the first quarter of 2004, from $498,279 in the first quarter of 2003, a result of continued customer loyalty and popularity of the facility.

Net sales of Harco Products increased 13% to $80,143 in the first quarter of 2004 from $71,011 in the first quarter of 2003. The increase in sales is attributed in part to the economic recovery of 2004.

GROSS PROFIT. Gross profits increased 6% to $619,789 (26% of net sales) in the first quarter of 2004 from $583,759 (25% of net sales) in the first quarter of 2003.

Gross profit from brewery operations remained at 26% of brewery net sales in the first quarter of 2004 and the first quarter of 2003.

Gross profit from restaurant operations remained at 27% of restaurant sales in the first quarter of 2004 and 2003.

Gross profit of Harco Products increased to 29% of net sales in the first quarter of 2004 from 25% of net sales in the first three months of 2003. The increase was the result of economies of scale and sales mix.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 9% to $341,307 (14% of net sales) in the first quarter of 2004 from $312,871 (14% of net sales) in the first quarter of 2003. The increase is attributable to an increase in accounting fees.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased less than 1% to $445,946 (18% of net sales) in the first quarter of 2004 compared to $444,192 (19% of net sales) in the first quarter of 2003. This activity reflects cost decreases in spending and increases in contract brewing driven commission expense.

INTEREST EXPENSE. Interest expense increased to $61,998 in the first quarter of 2004 from $58,665 in the first quarter of 2003. The increase is a result of higher debt balance.

OTHER EXPENSE. Other expense increased to $296,387 in the first quarter of 2004 from $12,239 in the first quarter of 2003. The increase is a result of the expenses associated with the cost of the sale of substantially all of the brewery and restaurant assets of the company. These increased expenses are primarily accounting, financial advisory and legal fees incurred in connection with the transaction.


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

Effective September 1, 2003, the Company entered into a $1,200,000 revolving line of credit ("Revolving Line") with Washington Mutual Bank which is scheduled to mature on June 30, 2004. At March 31, 2004 and 2003, $868,210 and $1,004,046
were outstanding, respectively. The Revolving Line is secured by a first lien on the Company's accounts receivable and inventory and is guaranteed by certain shareholders. Interest is payable monthly at a floating per annum rate of 1% above the prime rate published in the Wall Street Journal (Western Edition)
(5.00% at March 31, 2004). The Revolving Line contains certain covenants including restrictions on additional indebtedness and payment of dividends without the permission of the lender. Effective December 26, 2003, the Company and Washington Mutual Bank entered into a First Amendment to Business Loan Agreement (Asset Based), under which a definition was modified and the inventory advance rate was changed. Effective March 8, 2004, the Company and Washington Mutual Bank entered into a Second Amendment to Business Loan Agreement (Asset Based), under which the inventory advance rate was changed further. At December 31, 2003, the Company was in violation of a financial covenant of the Revolving Line because it failed to maintain the required ratio of Total Liabilities to Tangible Net Worth. By letter dated March 17, 2004, Washington Mutual Bank waived its right to exercise its remedies with respect to this noncompliance through April 15, 2004. The MacTarnahans, the controlling shareholders, have agreed to provide additional security by executing a pledge of funds held in a savings account in the amount of $400,000 to Washington Mutual Bank, in order to ensure that the Company can continue to meet its current cash flow needs with advances pursuant to the Revolving Line. Effective April 15, 2004, the Company and Washington Mutual Bank entered into a Change in Terms Agreement, extending the maturity of the Business Loan to June 30, 2004. By letter dated May 14, 2004, Washington Mutual Bank waived its right to exercise its remedies with respect to noncompliance with the covenant of the Revolving Line relating to the ratio of Total Liabilities to Tangible Net Worth through June 30, 2004.

On  November  1,  2001,  the  Company  and   MacTarnahan   Limited   Partnership
("MacTarnahan") entered into a term loan of $1,700,000 ("MacTarnahan Term Loan"). The MacTarnahan Term Loan is a three year facility, secured with the Company's personal property (priority is subject to existing liens). Interest is payable monthly at a floating per annum rate of 1.25% above the prime rate published in the Wall Street Journal (Western Edition) (5.25% at March 31,
2004). The principal may be prepaid at any time. The MacTarnahan Term Loan contains certain covenants including restrictions on additional encumbrances. Effective January 1, 2004, the Company and MacTarnahan entered into a Fifth Amendment to Loan Arrangement ("Fifth Amendment"). Under the terms of the Fifth Amendment and the Amended and Restated Promissory Noted executed in connection with the Fifth Amendment, the Company's obligation to make monthly payments was deferred until January 2005 and the Company's obligation to make semi-annual payments was deferred until April 2005. The loan balance at March 31, 2004 was $1,700,000. MacTarnahan is owned by affiliates of Robert M. MacTarnahan and R. Scott MacTarnahan, directors of the

Company, and other MacTarnahan family members. The principal may be repaid at any time. The MacTarnahan Term Loan contains certain covenants including restrictions on additional encumbrances.

Effective November 1, 2003 the Company entered into a real estate term loan in the amount of $1,473,311 with Sterling Savings Bank ("Real Estate Term Loan"). The Real Estate Term Loan is secured by a first deed of trust on the brewery property located at 2730 NW 31st Ave (the "Brewery Property") and a security interest in the Company's furniture, fixtures and equipment. The Real Estate Term Loan is guaranteed by certain shareholders. Repayment of the Real Estate Loan is based on a ten-year term loan with a 25-year amortization at a five-year fixed rate index plus 300 basis points. At March 31, 2004, the five-year fixed rate index was 3.69%, resulting in a composite rate of 6.69%. The outstanding balance at March 31, 2004 was $1,469,814. At December 31, 2003, the Company did not meet the minimum income and cash flow covenant of the Real Estate Term Loan. By letter dated March 9, 2004, Sterling Saving Bank waived this financial covenant through the end of fiscal year 2004, and agreed not to accelerate the loan because of the noncompliance during this period.

Accounts receivable increased 16% to $802,372 in the first three months of 2004, reflective of sales increases in March compared to December. Inventories increased 2% to $1,042,989 in the first three months of 2004. Accounts payable increased 15% to $1,138,016 in the first three months of 2004 in response to increased production to support sales and professional fees related to the asset purchase transaction.

CONTRACTUAL OBLIGATIONS

                                                   Less
            Contractual                           than 1      1 - 3        4 - 5      After 5
            Obligations                Total       year       years        years       years
---------------------------------   -----------  --------  -----------  -----------  ---------
Long-Term Debt                      $ 3,169,814  $ 20,414  $ 1,781,022  $ 1,368,378     -0-

Operating Leases                    $   212,734  $135,694  $    77,040       -0-        -0-

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are described in Note 3 to the financial statements of the Annual Report on Form 10-KSB. In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles general accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the discussion in Form 10-KSB addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements. Estimates and assumptions include, but are not limited to, customer receivables, inventories, fixed asset lives, contingencies and litigation.


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

OPERATING LOSSES. The Company experienced significant operating losses during the past nine years, and has continued to incur losses in the first three months of 2004. Operating results have fluctuated and may continue to fluctuate as a result of many factors including lower sales volumes and selling prices, the level of consumer demand, increased depreciation and other fixed operating costs as a percent of sales during periods when the Company's brewery is operating at less than full capacity, changes in product mix, increased selling and marketing costs incurred as the Company protects its business in existing markets, and increased transportation costs.

ITEM 3. CONTROLS AND PROCEDURES

         As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the evaluation, the Company's Chief Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls including any corrective actions with regard to significant deficiencies and material weaknesses subsequent to the date the Company completed its evaluation.



                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein:

     NUMBER      NUMBER        DESCRIPTION
     (1-A)       (SB-601)
     ------      --------      ---------------
       6.48      10.48         Change in Terms Agreement dated April 15, 2004
                               between the Company and Washington Mutual Bank

                 31.1 Rule 13a-14(a)/15d-14(a) Certification of Frederick L. Bowman

                 31.2          Rule 13a-14(a)/15d-14(a) Certification of Jerome
                               Chicvara

                 32.1          Section 1350 Certification of Frederick L. Bowman

                 32.2          Section 1350 Certification of Jerome Chicvara


(b) Reports on Form 8-K

         One Report on Form 8-K was filed by the Company in the quarter ended March 31, 2004. This report, filed on January 27, 2004, relates to the issuance of a joint press release announcing the sale of substantially all of the Company's brewery and restaurant assets.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2004.


                                    PORTLAND BREWING COMPANY



Signature                             Title
---------                             -----

/s/ FREDERICK L. BOWMAN               President and Principal Accounting Officer
------------------------
Frederick L. Bowman

                                  EXHIBIT INDEX

     NUMBER      NUMBER        DESCRIPTION
     (1-A)       (SB-601)
     ------      --------      ---------------
       6.48      10.48         Change in Terms Agreement dated April 15, 2004
                               between the Company and Washington Mutual Bank

                 31.1 Rule 13a-14(a)/15d-14(a) Certification of Frederick L. Bowman

                 31.2          Rule 13a-14(a)/15d-14(a) Certification of Jerome
                               Chicvara

                 32.1          Section 1350 Certification of Frederick L. Bowman

                 32.2          Section 1350 Certification of Jerome Chicvara